Form 10-Q
period 1995-06-30
CRONOS GLOBAL INCOME FUND XV LP
filed 1995-08-11
CIK 912605

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                       OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO
                                                          -------    -------

                         Commission file number 0-23886

                       CRONOS GLOBAL INCOME FUND XV, L.P.
             (Exact name of registrant as specified in its charter)

          California                                             94-2966976
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

         444 Market Street, 15th Floor, San Francisco, California 94111
         (Address of principal executive offices)            (Zip Code)

                                 (415) 677-8990
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No    .
                                       ---      ---

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                           PERIOD ENDED JUNE 30, 1995

                                TABLE OF CONTENTS

                                                                                                                    PAGE
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

          Balance Sheets - June 30, 1995 (unaudited) and December 31, 1994                                            2

          Statements of Operations for the three months ended June 30, 1995 and 1994, the six months                  3
          ended June 30, 1995 and for the period February 22, 1994 (commencement of operations)
          to June 30, 1994 (unaudited)

          Statements of Cash Flows for the six months ended June 30, 1995 and for the period                          4
          February 22, 1994 (commencement of operations) to June 30, 1994 (unaudited)

          Notes to Financial Statements (unaudited)                                                                   5

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of                                  8
          Operations


PART II - OTHER INFORMATION

  Item 5. Other Materially Important Events                                                                          10


  Item 6. Exhibits and Reports on Form 8-K                                                                           11

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of June 30, 1995 and December 31, 1994, statements of operations for the three months ended June 30, 1995 and 1994, the six months ended
          June 30, 1995 and for the period February 22, 1994 (commencement of operations) to June 30, 1994, and statements of cash flows for the six months ended June 30, 1995 and for the period February 22, 1994 (commencement of operations) to June 30, 1994.

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                                 BALANCE SHEETS

                                  (UNAUDITED)

                                                                              June 30,        December 31,
                                                                                1995               1994
                                                                              --------        ------------
                   Assets
Current assets:
    Cash, includes $1,329,358 at June 30, 1995 and $346,553
       at December 31, 1994 in interest-bearing accounts                    $ 1,344,596       $ 1,732,203
    Short-term investments                                                    2,525,000                 -
    Net lease receivables due from Leasing Company
       (notes 1 and 2)                                                        1,691,705         1,016,734
                                                                            -----------       -----------

           Total current assets                                               5,561,301         2,748,937
                                                                            -----------       -----------

Container rental equipment, at cost                                          89,816,284        58,738,731
    Less accumulated depreciation                                             3,578,212         1,419,601
                                                                            -----------       -----------
       Net container rental equipment                                        86,238,072        57,319,130
                                                                            -----------       -----------

Organizational costs, net                                                     1,903,766         1,427,721
                                                                            -----------       -----------

                                                                            $93,703,139       $61,495,788
                                                                            ===========       ===========

      Liabilities and Partners' Capital

Current liabilities:
    Due to general partner (notes 1 and 3)                                  $ 1,030,978       $ 1,284,467
    Equipment debt                                                           14,911,391        16,534,256
    Interest payable                                                            166,121            46,000
    Due to manufacturers                                                      5,708,000         1,683,500
                                                                            -----------       -----------

           Total current liabilities                                         21,816,490        19,548,223
                                                                            -----------       -----------

Partners' capital:
    General partner                                                               7,713             6,200
    Limited partners                                                         71,878,936        41,941,365
                                                                            -----------       -----------

           Total partners' capital                                           71,886,649        41,947,565
                                                                            -----------       -----------

                                                                            $93,703,139       $61,495,788
                                                                            ===========       ===========


         The accompanying notes are an integral part of this statement

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                               Three Months Ended
                                            ------------------------          Six             For the Period February 22,
                                             June 30,       June 30,      Months Ended       (Commencement of Operations)
                                               1995           1994        June 30, 1995          through June 30, 1994
                                            ----------      --------      -------------      ----------------------------
Net lease revenue (notes 1 and 4)           $3,173,295      $720,177        $5,606,985                 $760,630

Other operating expenses:
    Depreciation and amortization            1,284,707       527,035         2,341,491                  553,393
    Other general and
      administrative expenses                   39,704         2,528            64,466                    4,178
                                            ----------      --------        ----------                 --------
                                             1,324,411       529,563         2,405,957                  557,571
                                            ----------      --------        ----------                 --------

        Earnings from operations             1,848,884       190,614         3,201,028                  203,059

Other income (expense):
    Interest income                             19,245           283            39,911                      283
    Net gain on disposal of equipment            4,795           478             6,766                      478
    Interest expense                          (290,565)            -          (497,036)                       -
                                            ----------      --------        ----------                 --------
                                              (266,525)          761          (450,359)                     761
                                            ----------      --------        ----------                 --------


        Net earnings                        $1,582,359      $191,375        $2,750,669                 $203,820
                                            ==========      ========        ==========                 ========

Allocation of net earnings:

    General partner                         $   74,943      $  4,057        $  131,449                 $  4,182
    Limited partners                         1,507,416       187,318         2,619,220                  199,638
                                            ----------      --------        ----------                 --------

                                            $1,582,359      $191,375        $2,750,669                 $203,820
                                            ==========      ========        ==========                 ========

Limited partners' per unit
  share of net earnings                     $      .42      $    .37        $      .84                 $    .55
                                            ==========      ========        ==========                 ========


         The accompanying notes are an integral part of this statement

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)


                                                                          Six Months Ended         For the Period February 22,
                                                                              June 30,            (Commencement of Operations)
                                                                                1995                 through June 30, 1994
                                                                          ----------------        ----------------------------
Net cash provided by operating activities                                   $  4,493,834                $    286,308

Cash flows provided by (used in) investing activities:
   Proceeds from sale of container rental equipment                               44,593                           -
   Purchase of container rental equipment                                    (25,926,001)                (17,284,096)
   Acquisition fees to general partner                                        (1,380,541)                   (864,525)
                                                                            ------------                ------------
           Net cash used in investing activities                             (27,261,949)                (18,148,621)
                                                                            ------------                ------------
Cash flows provided by (used in) financing activities:
   Capital contributions                                                      33,096,840                  21,475,960
   Underwriting commissions                                                   (3,309,684)                 (2,147,506)
   Offering and organizational expenses                                         (659,167)                   (949,042)
   Distributions to partners                                                  (2,598,741)                    (92,605)
   Borrowings from revolving credit facility                                  24,968,637                           -
   Repayments to revolving credit facility                                   (26,591,502)                          -
   Loan origination costs                                                           (875)                          -
                                                                            ------------                ------------
           Net cash provided by financing activities                          24,905,508                  18,286,807
                                                                            ------------                ------------
Net increase in cash and cash equivalents                                      2,137,393                     424,494

Cash and cash equivalents at January 1                                         1,732,203                         100
                                                                            ------------                ------------
Cash and cash equivalents at June 30                                        $  3,869,596                $    424,594
                                                                            ============                ============

Supplemental disclosure for cash flow information:
  Cash paid during the period for:
   Interest                                                                 $    376,915                $          -
                                                                            ============                ============


         The accompanying notes are an integral part of this statement

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

                      JUNE 30, 1995 AND DECEMBER 31, 1994

(1)   Summary of Significant Accounting Policies

      (a) Nature of Operations

          Cronos Global Income Fund XV, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of California on August 26, 1993, for the purpose of owning and leasing marine cargo containers, special purpose containers and container-related equipment. Cronos Capital Corp. ("CCC") is the general partner and, with its affiliate Cronos Containers Limited (the "Leasing Company"), manages and controls the business of the Partnership.

      (b) Leasing Company and Leasing Agent Agreement

          The Partnership has entered into a Leasing Agent Agreement whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Partnership. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Partnership's containers to ocean carriers and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Partnership, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. Since the Leasing Agent Agreement meets the definition of an operating lease in Statement of Financial Accounting Standards
          (SFAS) No. 13, it is accounted for as a lease under which the Partnership is lessor and the Leasing Company is lessee.

          The Leasing Agent Agreement generally provides that the Leasing Company will make payments to the Partnership based upon rentals collected from ocean carriers after deducting direct operating expenses and management fees to CCC and the Leasing Company. The Leasing Company leases containers to ocean carriers, generally under operating leases which are either master leases or term leases (mostly two to five years). Master leases do not specify the exact number of containers to be leased or the term that each container will remain on hire but allow the ocean carrier to pick up and drop off containers at various locations; rentals are based upon the number of containers used and the applicable per-diem rate. Accordingly, rentals under master leases are all variable and contingent upon the number of containers used. Most containers are leased to ocean carriers under master leases; leasing agreements with fixed payment terms are not material to the financial statements. Since there are no material minimum lease rentals, no disclosure of minimum lease rentals is provided in these financial statements.

      (c) Basis of Accounting

          The Partnership utilizes the accrual method of accounting. Revenue is recognized when earned.

      (d) Financial Statement Presentation

          These financial statements have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting procedures have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and accompanying notes in the Partnership's latest annual report on Form 10-K.

          The interim financial statements presented herewith reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the financial condition and results of operations for the interim periods presented.

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

(2)   Net Lease Receivables Due from Leasing Company

      Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 1995 and December 31, 1994 were as follows:


                                                                       June 30,       December 31,
                                                                         1995             1994
                                                                       --------       ------------
           Lease receivables, net of doubtful accounts
              of $122,528 at June 30, 1995 and $36,173 at
               December 31, 1994                                      $3,820,329      $2,411,847
           Less:
           Direct operating payables and accrued expenses              1,080,397         491,125
           Damage protection reserve                                     395,511         147,330
           Base management fees                                          343,077         435,866
           Reimbursed administrative expenses                            309,639         320,792
                                                                      ----------      ----------
                                                                      $1,691,705      $1,016,734
                                                                      ==========      ==========

(3)   Due to General Partner

      The amounts due to CCC at June 30, 1995 and December 31, 1994 were as follows:


                                                                       June 30,      December 31,
                                                                         1995           1994
                                                                       --------      ------------
           Acquisition fees                                           $1,030,978      $  928,677
           Equipment payable                                                   -         355,790
                                                                      ----------      ----------
                                                                      $1,030,978      $1,284,467
                                                                      ==========      ==========

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

(4)   Net Lease Revenue

      Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three months ended June 30, 1995 and 1994, the six months ended June 30, 1995 and the period February 22, 1994 (commencement of operations) through June 30, 1994 were as follows:


                                                    Three Months Ended
                                                   ----------------------          Six             For the Period February 22,
                                                   June 30,      June 30,       Months Ended      (Commencement of Operations)
                                                     1995          1994        June 30, 1995          through June 30, 1994
                                                   --------      --------      -------------      ----------------------------
       Rental revenue                             $4,595,970     $888,872       $8,027,950       $947,398

       Rental equipment operating expenses           861,598       66,007        1,420,185         74,007
       Base management fees                          313,305       61,740          561,305         65,837
       Reimburse administrative expenses             247,772       40,948          439,475         46,924
                                                  ----------     --------       ----------        -------
                                                  $3,173,295     $720,177       $5,606,985       $760,630
                                                  ==========     ========       ==========        =======


(5)   Equipment Purchases

      As of June 30, 1995, the Partnership had purchased the following types of equipment:


                                                                          Purchased from
                                                            Purchased        Container          Total
           Equipment Type                                   from CCC       Manufacturers       Purchased
           --------------                                   ---------     --------------       ---------
           Dry Cargo Containers:
                  Twenty-foot                                 8,357          14,222             22,579
                  Forty-foot                                  2,884           2,400              5,284
                  Forty-foot high-cube                          397             500                897
           Refrigerated Cargo Containers:
                  Twenty-foot                                   163               -                163
                  Forty-foot high-cube                          100               -                100
           Tank Containers:
                  24,000-liter                                  133              32                165

      The aggregate purchase price (excluding acquisition fees) of the equipment acquired by the Partnership through June 30, 1995 was $85,620,845, of which $65,001,291 was paid from the Net Proceeds of this offering, $14,911,391 was paid from the proceeds of a bridge loan obtained by the Partnership, and $5,708,163 remained payable to equipment manufacturers. Of this equipment, $39,848,196 thereof had been acquired from CCC and $45,772,649 thereof had been acquired from third-party container manufacturers located in Taiwan, South Korea, India, Indonesia, the People's Republic of China, Italy and the United Kingdom. Equipment acquired from CCC had been purchased by CCC as new equipment, and was resold to the Partnership at cost, minus the net revenues earned by CCC in operating the equipment prior to its resale to the Partnership. At June 30, 1995, the Partnership has committed to purchase from container manufacturers an additional 100 twenty-foot, 800 forty-foot and 100 forty-foot high-cube dry cargo containers, as well as 200 twenty-foot refrigerated containers, at an aggregate manufacturers' invoice cost of approximately $7,544,600.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between June 30, 1995 and December 31, 1994.

      At June 30, 1995, the Registrant had raised $79,126,320 through the offering of limited partnership interests, from which it had paid brokerage commissions, reimbursed the General Partner for public offering expenses, and purchased equipment.

      In addition to the Net Proceeds used to purchase equipment from the General Partner and equipment manufacturers, the Registrant financed the purchase of additional equipment with proceeds from a $25,000,000 bridge loan. The loan was obtained on July 22, 1994 from one lending source, allowing the Registrant to take advantage of equipment purchasing opportunities. At June 30, 1995, the Registrant had $14,911,391 outstanding under its bridge loan. As of said date, the average annual interest on monies borrowed under the facility was 7.56% per annum. The amounts borrowed are secured by the grant of a security interest in all of the Registrant's assets, including its equipment. Amounts borrowed under the loan are due on the earlier of the 30th day following the termination date of the offering or January 14, 1996. The Registrant anticipates repaying amounts borrowed under the facility with the Net Proceeds from this offering. Because the units in the Partnership are being offered on a "best efforts" basis, there is no guarantee that there will be sufficient Net Proceeds from this offering to fully retire the bridge loan. To the extent Net Proceeds are insufficient to fully repay the bridge loan, the General Partner has committed to purchase a sufficient number of containers from the Registrant to enable the Registrant to do so.

      The Registrant expects to accept delivery of new equipment through November 1995. Substantially all equipment acquisitions in 1995 will be paid with proceeds from the bridge loan. All Net Proceeds raised during the remainder of 1995 will be used to repay the bridge loan. Thereafter, the Registrant expects to reinvest excess cash generated from operations and equipment disposals in additional new and used equipment.

      The Registrant has acquired containers at favorable prices. This fact, combined with the Registrant's ability to utilize the aforementioned revolving credit facility to accelerate the build-up of its fleet, should benefit the Registrant's operations in subsequent periods. At June 30, 1995, the Registrant has committed to purchase from container manufacturers 100 twenty-foot, 800 forty-foot and 100 forty-foot high-cube dry cargo containers, as well as 200 twenty-foot refrigerated containers, at an aggregate manufacturers' invoice cost of approximately $7,544,600.

      The Registrant's cash balances as of June 30, 1995 included cash generated from operations, together with interest earned thereon, and amounts reserved as working capital. Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Registrant. During the Registrant's first year of operations, (February 22, 1994 (commencement of operations) to December 31, 1994), the General Partner and its affiliates deferred the payment of all management and reimbursable administrative expenses deducted from the lease receivables due to the Registrant. At
      December 31, 1994, these deferred fees and expenses totaled approximately $757,000. During the first quarter of 1995, the Registrant paid all deferred base management fees to the Leasing Company. During the second quarter of 1995, the Registrant repaid $442,345 of the deferred reimbursed administrative expenses owed to CCC and the Leasing Company.
      At June 30, 1995, the remaining deferred expenses totaled $309,639. The Registrant expects to pay the remaining deferred reimbursable administrative expenses during the third quarter of 1995.

2) Material changes in the results of operations between the three-month periods ended June 30, 1995 and 1994, the six month period ended
      June 30, 1995 and the period February 22, 1994 (commencement of operations) to June 30, 1994.

      Net lease revenue, other operating expenses, other income and expenses, and net earnings for the three-month period ended June 30, 1995 increased significantly over the same period in the prior year, as the Registrant did not commence operations until February 22, 1994. For the period January 1, 1995 to June 30, 1995, the Registrant's net earnings were $2,750,669 and were comprised of net lease revenue, less depreciation and amortization of $2,341,491 and interest expense of $497,036, as well as interest income, gain on disposal of equipment and general and administrative expense. The Registrant will incur interest expense only during the availability of the revolving credit facility, which will expire no later than January 1996.

      The Registrant's net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses from the rental revenues billed by the Leasing Company from the Registrant's containers. The Registrant's net lease revenue is directly related to the size of its fleet and the utilization and lease rates of the equipment owned by the Registrant. Direct operating expenses include repositioning costs, storage and handling expenses, agent fees and insurance premiums, as well as provisions for doubtful accounts and repair costs for containers covered under damage protection plans. Direct operating costs are affected by the quantity of off-hire containers as well as the frequency at which the containers are redelivered. During the build-up phase of the Registrant's fleet, direct operating costs may be greater if containers purchased directly from container manufacturers experience an off-hire period while they are marketed and repositioned for initial lease-out, during which period the Registrant experiences storage, handling and repositioning costs. At the same time, direct operating costs may be lessened with respect to containers purchased directly from the General Partner. Such containers are generally on-hire and, in most cases, generating revenues at the time of purchase.

      The Registrant's fleet size, as measured in twenty-foot equivalent units ("TEU"), and average utilization rates at June 30, 1995 and June 30, 1994 were as follows:


                                                    June 30,     June 30,
                                                      1995         1994
                                                    --------     --------
         Fleet size (measured in twenty-foot
           equivalent units (TEU))
                Dry cargo containers                 34,915        13,650
                Refrigerated containers                 363            44
                Tank containers                         165             -
         Average utilization
                Dry cargo containers                     88%           88%
                Refrigerated containers                 100%          100%
                Tank containers                          92%            -


      The utilization rates of the Registrant's fleet are expected to fluctuate and eventually stabilize, as the Registrant continues its build-up phase of operations through 1995.

                          PART II - OTHER INFORMATION

Item 5.   Other Materially Important Events

          Equipment Acquisitions

          Pursuant to its undertakings made in its Registration Statement No. 33-69356, Section 7.2 (h) of the Partnership Agreement, the Registrant had purchased the following types of equipment as of June 30, 1995:


                                                                     Purchased                   Registrant's
                                               Purchased from      from Container     Total      Average Cost
          Equipment Type                    the General Partner    Manufacturers    Purchased    Per Container
          --------------                    -------------------    --------------   ---------    -------------
          Dry Cargo Containers:
             Twenty-foot                       8,357                  14,222          22,579       $ 2,356
             Forty-foot                        2,884                   2,400           5,284       $ 3,725
             Forty-foot high-cube                397                     500             897       $ 3,915
          Refrigerated Cargo Containers:
             Twenty-foot                         163                       -             163       $18,458
             Forty-foot high-cube                100                       -             100       $23,094
          Tank Containers:
             24,000-liter                        133                      32             165       $23,652

          The aggregate purchase price (excluding acquisition fees) of the equipment acquired by the Registrant through June 30, 1995, was $85,620,845, of which $65,001,291 was paid from the Net Proceeds of this offering, $14,911,391 was paid from the proceeds of a bridge loan obtained by the Registrant and remained outstanding as of June 30, 1995, and $5,708,163 remained payable to equipment manufacturers. Of this equipment, $39,848,196 thereof had been acquired from the General Partner and $45,772,649 thereof had been acquired from third-party container manufacturers located in Taiwan, South Korea, India, Indonesia, the People's Republic of China, Italy, and the United Kingdom. Equipment acquired from the General Partner had been purchased by the General Partner as new equipment, and was resold to the Registrant at cost, minus the net revenues earned by the General Partner in operating the equipment prior to its resale to the Registrant.

          All future Net Proceeds will be used first to repay the bridge loan and, secondly, to purchase additional equipment. If sufficient Net Proceeds are not raised to repay the bridge loan, the General Partner has committed to the Registrant to purchase a sufficient number of containers from the Registrant to enable the Registrant to repay the bridge loan.

          At June 30, 1995, the Registrant has committed to purchase from container manufacturers an additional 100 twenty-foot, 800 forty-foot and 100 forty-foot high-cube dry cargo containers, as well as 200 twenty-foot refrigerated containers, at an aggregate manufacturers' invoice cost of approximately $7,544,600.

                              PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits
                  27 - Financial Data Schedule

          (b) In lieu of filing a current report on Form 8-K, the Registrant has provided in Part II, Item 5 hereof, a description of its purchase of marine cargo containers during the three-month period ended June 30, 1995.

                                      SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CRONOS GLOBAL INCOME FUND XV, L.P.

                                   By  Cronos Capital Corp.
                                       The General Partner

                                   By   /s/ JOHN KALLAS
                                        ----------------------------------
                                        John Kallas
                                        Vice President, Chief Financial Officer
                                        Principal Accounting Officer


Date:  August 10, 1995

                                  EXHIBIT INDEX

         Exhibit
           No.                     Description
         -------                   -----------
           [S]                [C]
           27                 Financial Data Schedule