Form 10-Q
period 1995-09-30
CRONOS GLOBAL INCOME FUND XV LP
filed 1995-11-13
CIK 912605

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X .  No    .
                                        ---      ---

                       CRONOS GLOBAL INCOME FUND XV, L.P.


                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                         PERIOD ENDED SEPTEMBER 30, 1995

                                TABLE OF CONTENTS


                                                                                                                PAGE

PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

          Balance Sheets - September 30, 1995 (unaudited) and December 31, 1994                                   2

          Statements of Operations for the three months ended September 30, 1995                                  3
          and 1994, the nine months ended September 30, 1995 and for the period February 22, 1994 (commencement of operations) to September 30,
          1994 (unaudited)

          Statements of Cash Flows for the nine months ended September 30, 1995
          and for the period February 22, 1994 (commencement of operations) to                                    4
          September 30, 1994 (unaudited)

          Notes to Financial Statements (unaudited)                                                               5

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of                              8
          Operations


PART II - OTHER INFORMATION

  Item 5. Other Materially Important Events                                                                      10


  Item 6. Exhibits and Reports on Form 8-K                                                                       11

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of September 30, 1995 and December 31, 1994, statements of operations for the three months ended September 30, 1995 and 1994, the nine months ended September 30, 1995 and for the period February 22, 1994 (commencement of operations) to September 30, 1994, and statements of cash flows for the nine months ended September 30, 1995 and for the period February 22, 1994 (commencement of operations) to September 30, 1994.

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                                 BALANCE SHEETS

                                   (UNAUDITED)


                                                                          September 30,         December 31,
                                                                               1995                 1994
                                                                          -------------         ------------

                  Assets
                  ------
Current assets:
   Cash, includes $1,458,884 at September 30, 1995 and $346,553
      at December 31, 1994 in interest-bearing accounts                   $    1,460,391        $     580,368
   Short-term investments                                                      3,200,000            1,151,835
   Net lease receivables due from Leasing Company
      (notes 1 and 2)                                                          2,398,040            1,016,734
                                                                          --------------        -------------

           Total current assets                                                7,058,431            2,748,937
                                                                          --------------        -------------

Container rental equipment, at cost                                           94,195,195           58,738,731
   Less accumulated depreciation                                               4,937,968            1,419,601
                                                                          --------------        -------------
      Net container rental equipment                                          89,257,227           57,319,130
                                                                          --------------        -------------

Organizational costs, net                                                      2,165,463            1,427,721
                                                                          --------------        -------------

                                                                          $   98,481,121        $  61,495,788
                                                                          ==============        =============

     Liabilities and Partners' Capital
     ---------------------------------

Current liabilities:
   Due to general partner (notes 1 and 3)                                 $      372,097        $   1,284,467
   Equipment debt                                                              5,592,767           16,534,256
   Interest payable                                                               81,069               46,000
   Due to manufacturers                                                        1,849,000            1,683,500
                                                                          --------------        -------------

           Total current liabilities                                           7,894,933           19,548,223
                                                                          --------------        -------------

Partners' capital:
   General partner                                                                 6,291                6,200
   Limited partners                                                           90,579,897           41,941,365
                                                                          --------------        -------------

           Total partners' capital                                            90,586,188           41,947,565
                                                                          --------------        -------------

                                                                          $   98,481,121        $  61,495,788
                                                                          ==============        =============


         The accompanying notes are an integral part of this statement

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                              Three Months Ended               Nine
                                        ------------------------------      Months Ended     For the Period February 22,
                                        September 30,    September 30,     September 30,     (Commencement of Operations)
                                             1995            1994              1995           through September 30, 1994
                                        -------------   --------------    --------------     ----------------------------

Net lease revenue (notes 1 and 4)      $   3,570,505    $   1,333,352     $   9,177,491           $   2,093,982

Other operating expenses
   Depreciation and amortization           1,455,907          316,192         3,797,398                 869,585
   Other general and
     administrative expenses                   9,348           13,737            73,814                  17,915
                                       -------------    -------------     -------------           -------------
                                           1,465,255          329,929         3,871,212                 887,500
                                       -------------    -------------     -------------           -------------

       Earnings from operations            2,105,250        1,003,423         5,306,279               1,206,482

Other income:
   Interest income                            26,506            3,210            66,417                   3,493
   Net gain on disposal of equipment          25,582            1,916            32,348                   2,394
   Interest expense                         (287,639)        (185,322)         (784,675)               (185,322)
                                       -------------    -------------     -------------           -------------
                                            (235,551)        (180,196)         (685,910)               (179,435)
                                       -------------    -------------     -------------           -------------

       Net earnings                    $   1,869,699    $     823,227     $   4,620,369           $   1,027,047
                                       =============    =============     =============           =============

Allocation of net earnings:

   General partner                     $      99,174    $      20,780     $     230,624           $      24,962
   Limited partners                        1,770,525          802,447         4,389,745               1,002,085
                                       -------------    -------------     -------------           -------------

                                       $   1,869,699    $     823,227     $   4,620,369           $   1,027,047
                                       =============    =============     =============           =============

Limited partners' per unit share
  of net earnings                      $         .40    $         .65     $        1.24           $        1.20
                                       =============    =============     =============           =============



         The accompanying notes are an integral part of this statement

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                        Nine               For the Period February 22,
                                                                   Months Ended          (Commencement of Operations)
                                                                 September 30, 1995         through September 30, 1994
                                                                 ------------------      -----------------------------

Net cash provided by operating activities                         $    6,803,569                 $     959,310

Net cash provided by (used in) investing activities:
  Proceeds from sale of container rental equipment                        76,764                         3,118
  Purchase of container rental equipment                             (33,724,645)                  (40,568,640)
  Acquisition fees to general partner                                 (2,251,052)                   (1,354,874)
                                                                  --------------                 -------------

    Net cash used in investing activities                            (35,898,933)                  (41,920,396)
                                                                  --------------                 -------------

Cash flows provided by (used in) financing activities:
  Capital contributions                                               54,032,140                    33,459,020
  Underwriting commissions                                            (5,403,214)                   (3,345,812)
  Offering and organizational expenses                                (1,052,338)                   (1,202,871)
  Distribution to partners                                            (4,610,672)                     (564,198)
  Borrowings from revolving credit facility                           33,060,237                    21,030,569
  Repayments to revolving credit facility                            (44,001,726)                   (7,559,413)
  Loan origination costs                                                    (875)                      (93,750)
                                                                  --------------                 -------------

    Net cash provided by financing activities                         32,023,552                    41,723,545
                                                                  --------------                 -------------

Net increase in cash and cash equivalents                              2,928,188                       762,459

Cash and cash equivalents at January 1                                 1,732,203                           100
                                                                  --------------                 -------------

Cash and cash equivalents at September 30                         $    4,660,391                 $     762,559
                                                                  ==============                 =============


Supplemental disclosure for cash flow information:
  Cash paid during the period for:
  Interest                                                        $      640,279                 $         -
                                                                  ==============                 =============


         The accompanying notes are an integral part of this statement

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994


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


                                                                     (Continued)

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(2)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC, the Leasing Company, and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 1995 and December 31, 1994 were as follows:

                                                                    September 30,    December 31,
                                                                         1995            1994
                                                                    -------------    ------------
           Lease receivables, net of doubtful accounts
              of $154,147 at September 30, 1995 and $36,173 at
               December 31, 1994                                    $  4,198,305     $  2,411,847
           Less:
           Direct operating payables and accrued expenses                865,457          491,125
           Damage protection reserve                                     483,071          147,330
           Base management fees                                          365,352          435,866
           Reimbursed administrative expenses                             86,385          320,792
                                                                    ------------     ------------
                                                                    $  2,398,040     $  1,016,734
                                                                    ============     ============




(3)  Due to General Partner

     The amounts due to CCC at September 30, 1995 and December 31, 1994 were as follows:

                                                                    September 30,    December 31,
                                                                        1995             1994
                                                                    -------------    ------------

           Acquisition fees                                         $    372,097     $    928,677
           Equipment payable                                                 -            355,790
                                                                    ------------     ------------
                                                                    $    372,097     $  1,284,467
                                                                    ============     ============




                                                                     (Continued)

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

(4)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses to CCC, the Leasing Company, and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three months ended September 30, 1995 and 1994, the nine months ended September 30, 1995 and the period February 22, 1994 (commencement of operations) through September 30, 1994 were as follows:

                                                                                                  For the Period
                                               Three Months Ended              Nine                February 22,
                                         -------------------------------   Months Ended         (Commencement of
                                         September 30,     September 30,   September 30,       Operations) through
                                             1995              1994            1995            September 30, 1994
                                         -------------     -------------   -------------       -------------------

           Rental revenue                $  4,941,181      $ 2,065,529     $  12,969,132           $ 3,012,927

           Rental equipment operating
             expenses                         749,557          516,874         2,169,742               590,881
           Base management fees               338,259          123,864           899,564               189,701
           Reimbursed administrative
             expenses                         282,860           91,439           722,335               138,363
                                         ------------      -----------     -------------           -----------

                                         $  3,570,505      $ 1,333,352     $   9,177,491           $ 2,093,982
                                         ============      ===========     =============           ===========


(5)  Equipment Purchases

     As of September 30, 1995, the Partnership had purchased the following types of equipment:

                                                                              Purchased from
                                                                Purchased        Container            Total
           Equipment Type                                       from CCC      Manufacturers         Purchased
           --------------                                       --------      -------------         ---------

           Dry Cargo Containers:
                 Twenty-foot                                      8,357             14,322           22,679
                 Forty-foot                                       2,884              3,300            6,184
                 Forty-foot high-cube                               397                600              997
           Refrigerated Cargo Containers:
                 Twenty-foot                                        163                100              263
                 Forty-foot high-cube                               100                -                100
           Tank Containers:
                 24,000-liter                                       133                 32              165

     The aggregate purchase price (excluding acquisition fees) of the equipment acquired by the Partnership through September 30, 1995, was $89,853,445, of which $82,411,515 was paid from the Net Proceeds of this offering, $5,592,767 was paid from the proceeds of a bridge loan obtained by the Partnership, and $1,849,163 remained payable to equipment manufacturers. Of the total equipment acquired, $39,848,196 thereof had been acquired from CCC or its affiliates and $50,005,249 thereof had been acquired directly from third-party container manufacturers located in Taiwan, South Korea, India, Indonesia, the People's Republic of China, Italy and the United Kingdom. Equipment acquired from CCC or its affiliates had been purchased by CCC and its affiliates as new equipment, and was resold to the Partnership at cost, minus the net revenues earned by CCC in operating the equipment prior to its resale to the Partnership. At September 30, 1995, the Partnership has committed to purchase from container manufacturers an additional 800 forty-foot and 200 forty-foot high-cube dry cargo containers, as well as 100 twenty-foot and 100 forty-foot refrigerated containers, at an aggregate manufacturers' invoice cost of approximately $8,162,000, during the fourth quarter of 1995 and first quarter of 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between September 30, 1995 and December 31, 1994.

     At September 30, 1995, the Registrant had raised $100,061,620 through the offering of limited partnership interests, from which it had paid brokerage commissions, reimbursed the General Partner for public offering expenses, and purchased equipment.

     In addition to the Net Proceeds used to purchase equipment from the General Partner and equipment manufacturers, the Registrant financed the purchase of additional equipment with proceeds from a $25,000,000 bridge loan. The loan was obtained on July 22, 1994 from one lending source, allowing the Registrant to take advantage of equipment purchasing opportunities. At September 30, 1995, the Registrant had $5,592,767 outstanding under its bridge loan. As of said date, the average annual interest on monies borrowed under the facility was 8.30% per annum. The amounts borrowed are secured by the grant of a security interest in all of the Registrant's assets, including its equipment. Amounts borrowed under the loan are due on the earlier of the 30th day following the termination date of the offering or January 14, 1996. The Registrant anticipates repaying amounts borrowed under the facility with the Net Proceeds from this offering. Because the units in the Partnership are being offered on a "best efforts" basis, there is no guarantee that there will be sufficient Net Proceeds from this offering to fully retire the bridge loan. To the extent Net Proceeds are insufficient to fully repay the bridge loan, the General Partner has committed to purchase a sufficient number of containers from the Registrant to enable the Registrant to do so.

     At September 30, 1995, the Registrant has committed to purchase from container manufacturers 800 forty-foot and 200 forty-foot high-cube dry cargo containers, as well as 100 twenty-foot and 100 forty-foot refrigerated containers, at an aggregate manufacturers' invoice cost of approximately $8,162,000. The Registrant expects to accept delivery of this new equipment during the fourth quarter of 1995 and first quarter of 1996. Thereafter, the Registrant expects to reinvest excess cash generated from operations and equipment disposals to purchase additional new and used equipment.

     The Registrant's cash balances as of September 30, 1995 included cash generated from operations, together with interest earned thereon, and amounts reserved as working capital. Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Registrant. During the Registrant's first year of operations, (February 22, 1994 (commencement of operations) to December 31, 1994), the General Partner and its affiliates deferred the payment of all management and reimbursable administrative expenses deducted from the lease receivables due to the Registrant. At December 31, 1994, these deferred fees and expenses totaled approximately $757,000. During the first nine months of 1995, all remaining deferred fees and expenses were paid to CCC and the Leasing Company.

2) Material changes in the results of operations between the three-month periods ended September 30, 1995 and 1994, the nine-month period ended September 30, 1995 and the period February 22, 1994 (commencement of operations) to September 30, 1994.

     Net lease revenue, other operating expenses, other income and expenses, and net earnings for the three-month period ended September 30, 1995 increased significantly over the same period in the prior year, as the Registrant did not commence operations until February 22, 1994. For the period January 1, 1995 to September 30, 1995, the Registrant's net earnings were $4,620,369 and were comprised of net lease revenue, less depreciation and amortization of $3,797,398 and interest expense of $784,675, as well as interest income, gain on disposal of equipment and general and administrative expense. The Registrant will incur interest expense only during the availability of the revolving credit facility, which will expire no later than January 1996.

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


     The Registrant's fleet size, as measured in twenty-foot equivalent units ("TEU"), and average utilization rates at September 30, 1995 and September 30, 1994 were as follows:

                                                                    September 30,     September 30,
                                                                        1995              1994
                                                                    -------------     -------------
         Fleet size (measured in twenty-foot
           equivalent units (TEU))
               Dry cargo containers
                                                                         36,983            16,636
               Refrigerated containers                                      363               350
               Tank containers                                              165                30

         Average utilization
               Dry cargo containers                                        87.5%             86.7%
               Refrigerated containers                                     99.3%            100.0%
               Tank containers                                             96.9%            100.0%

     The utilization rates of the Registrant's fleet are expected to fluctuate and eventually stabilize, as the Registrant continues its build-up phase of operations through 1995 and early 1996.

                           PART II - OTHER INFORMATION


Item 5.   Other Materially Important Events

          Equipment Acquisitions

          Pursuant to its undertakings made in its Registration Statement No. 33-69356, Section 7.2 (h) of the Partnership Agreement, the Registrant had purchased the following types of equipment as of September 30, 1995:

                                                                   Purchased                          Registrant's
                                              Purchased from     from Container       Total           Average Cost
          Equipment Type                   the General Partner   Manufacturers      Purchased         Per Container
          --------------                   -------------------   -------------      ---------         -------------
          Dry Cargo Containers:
            Twenty-foot                           8,357             14,322           22,679             $  2,357
            Forty-foot                            2,884              3,300            6,184             $  3,754
            Forty-foot high-cube                    397                600              997             $  3,974

          Refrigerated Cargo Containers:
            Twenty-foot                             163                100              263             $ 18,458
            Forty-foot high-cube                    100                -                100             $ 23,094

          Tank Containers:
            24,000-liter                            133                 32              165             $ 23,652

          The aggregate purchase price (excluding acquisition fees) of the equipment acquired by the Registrant through September 30, 1995, was $89,853,445, of which $82,411,515 was paid from the Net Proceeds of this offering, $5,592,767 was paid from the proceeds of a bridge loan obtained by the Registrant and remained outstanding as of September 30, 1995, and $1,849,163 remained payable to equipment manufacturers. Of this equipment, $39,848,196 thereof had been acquired from the General Partner and $50,005,249 thereof had been acquired from third-party container manufacturers located in Taiwan, South Korea, India, Indonesia, the People's Republic of China, Italy, and the United Kingdom. Equipment acquired from the General Partner had been purchased by the General Partner as new equipment, and was resold to the Registrant at cost, minus the net revenues earned by the General Partner in operating the equipment prior to its resale to the Registrant.

          All future Net Proceeds will be used first to repay the bridge loan and, secondly, to purchase additional equipment. If sufficient Net Proceeds are not raised to repay the bridge loan, the General Partner has committed to the Registrant to purchase a sufficient number of containers from the Registrant to enable the Registrant to repay the bridge loan.

          At September 30, 1995, the Registrant has committed to purchase from container manufacturers an additional 800 forty-foot and 200 forty-foot high-cube dry cargo containers, as well as 100 twenty-foot and 100 forty-foot refrigerated containers, at an aggregate manufacturers' invoice cost of approximately $8,162,000.

                           PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits

              Number                       Description                       Method of Filing
              ------                       -----------                       ----------------
                27                   Financial Data Schedule            Filed with this Document

          (b) In lieu of filing a current report on Form 8-K, the Registrant has provided in Part II, Item 5 hereof, a description of its purchase of marine cargo containers during the three-month period ended September 30, 1995.

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



                                    CRONOS GLOBAL INCOME FUND XV, L.P.

                                    By   Cronos Capital Corp.
                                         The General Partner



                                    By    /s/ JOHN KALLAS
                                         ---------------------------------------
                                         John Kallas
                                         Vice President, Chief Financial Officer
                                         Principal Accounting Officer



Date:  November 13, 1995

                                  EXHIBIT INDEX


         Exhibit
            No.                                              Description
         -------                                             -----------

           27                                          Financial Data Schedule