Form 10-K405
period 1995-12-31
CRONOS GLOBAL INCOME FUND XV LP
filed 1996-03-28
CIK 912605

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                              ACT OF 1934 $ 250.00

                   For the fiscal year ended December 31, 1995
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                          ACT OF 1934 [NO FEE REQUIRED]

                       For the transition period from ______ to ______.

                         Commission file number 0-23886

                       CRONOS GLOBAL INCOME FUND XV, L.P.
             (Exact name of registrant as specified in its charter)


          California                                  94-3186624
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

         444 Market Street, 15th Floor, San Francisco, California    94111
         (Address of principal executive offices)                  (Zip Code)


       Registrant's telephone number, including area code (415) 677-8990

          Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange on
          Title of each class                   which registered
          -------------------                   ----------------

           Not Applicable
          -------------------                   ----------------

          Securities registered pursuant to Section 12(g) of the Act:

                     UNITS OF LIMITED PARTNERSHIP INTERESTS
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing
requirements for the past 90 days. Yes X . No   .
                                      ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant is not applicable.


                                   Documents Incorporated by Reference

PART I

Item 1 - Business     Prospectus of Cronos Global Income Fund XV, L.P., dated
                      December 17, 1993 included as part of Registration
                      Statement on Form S-1 (No. 33-69356)

                      Certificate of Limited Partnership of Cronos Global Income Fund XV, L.P., filed as Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-69356)

                      Form of Leasing Agent Agreement with Cronos Containers Limited, filed as Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-69356)

                         PART I - FINANCIAL INFORMATION

Item 1. Business

       (a)        General Development of Business

       The Registrant is a limited partnership organized under the laws of the State of California on August 26, 1993, for the purpose of owning and leasing marine cargo containers, special purpose containers and container-related equipment. The Registrant was initially capitalized with $100 and commenced offering its limited partnership interests to the public subsequent to December 17, 1993, pursuant to its Registration Statement on Form S-1 (File No. 33-69356). On October 12, 1994, the Registrant filed a Post-Effective Amendment to its Registration Statement on Form S-1. The offering terminated on December 15, 1995.

       The Registrant raised $143,031,380 in subscription proceeds. The following table sets forth the use of said subscription proceeds as of January 31, 1996.

                                                                          Percentage of
                                                           Amount        Gross Proceeds
                                                           ------        --------------
         Gross Subscription Proceeds                    $143,031,380        100.0%
         Public Offering Expenses:
                  Underwriting Commissions              $ 14,303,138         10.0%
                  Offering and Organization Expenses    $  2,968,541          2.1%
                                                        ------------        -----
                  Total Public Offering Expenses        $ 17,271,679         12.1%
                                                        ------------        -----

         Net Proceeds                                   $125,759,701         87.9%
         Acquisition Fees                               $  4,934,262          3.4%
         Working Capital Reserve                        $  1,430,314          1.0%
         Unexpended Proceeds                            $ 20,709,881         14.5%
                                                        ------------        -----
         Gross Proceeds Invested in Equipment           $ 98,685,244         69.0%
                                                        ============        =====



       On July 22, 1994, the Registrant secured a $25 million bridge loan from a bank. The loan allowed the Registrant to take advantage of equipment purchasing opportunities pending the raising of sufficient net proceeds that would otherwise be available to purchase such equipment. The bridge loan had the characteristics of a revolving credit facility, permitting the Registrant the flexibility to borrow amounts thereunder (up to a maximum of $25 million), repay from net proceeds the amounts borrowed, to borrow additional amounts prior to the termination of the offering. At December 15, 1995, the termination date of the offering, the bridge loan expired and was repaid in full from net proceeds raised by the Registrant.

       The general partner of the Registrant is Cronos Capital Corp. ("CCC"), a wholly-owned subsidiary of Cronos Holdings/Investments (U.S.), Inc., a Delaware corporation, which is in turn a wholly-owned subsidiary of Cronos Investments B.V., a Dutch company. These and other affiliated companies are ultimately wholly-owned by The Cronos Group, a holding company registered in Luxembourg ("Holding Company") and are collectively referred to as the "Group". The activities of the container division of the Group are managed through the Group's subsidiary in the United Kingdom, Cronos Containers Limited ("the Leasing Company"). The Leasing Company manages the leasing operations of all equipment owned or managed by the Group on its own behalf or on behalf of other third-party container owners, including all other programs organized by CCC.

       On December 1, 1993, the Leasing Company entered into a Leasing Agent Agreement with the Registrant assuming the responsibility for all container leasing activities.

       For information concerning the containers acquired by the Registrant, see
Item 2, "Properties."

       (b) Financial Information About Industry Segments

       Inapplicable.

       (c) Narrative Description of Business

       (c)(1)(i) A marine cargo container is a reusable metal container designed for the efficient carriage of cargo with a minimum of exposure to loss from damage or theft. Containers are manufactured to conform to worldwide standards of container dimensions and container ship fittings adopted by the International Standards Organization ("ISO") in 1968. The standard container is either 20' long x 8' wide x 8'6" high (one twenty-foot equivalent unit ("TEU"), the standard unit of physical measurement in the container industry) or 40' long x 8' wide x 8'6" high (two TEU). Standardization of the construction, maintenance and handling of containers allows containers to be picked up, dropped off, stored and repaired effectively throughout the world. This standardization is the foundation on which the container industry has developed.

       Standard dry cargo containers are rectangular boxes with no moving parts, other than doors, and are typically made of steel. They are constructed to carry a wide variety of cargos ranging from heavy industrial raw materials to light-weight finished goods. Specialized containers include, among others, refrigerated containers for the transport of temperature- sensitive goods and tank containers for the carriage of liquid cargo. Dry cargo containers constitute approximately 85% of the worldwide container fleet. Refrigerated and tank containers constitute approximately 7% of the worldwide container fleet, with open-tops and other specialized containers constituting the remainder.

       One of the primary benefits of containerization has been the ability of the shipping industry to effectively lower freight rates due to the efficiencies created by standardized intermodal containers. Containers can be handled much more efficiently than loose cargo and are typically shipped via several modes of transportation, including truck, railway and ship. Containers require loading and unloading only once and remain sealed until arrival at the final destination, significantly reducing transport time, labor and handling costs and losses due to damage and theft. Efficient movement of containerized cargo between ship and shore reduces the amount of time that a ship must spend in port and reduces the transit time of freight moves.

       The logistical advantages and reduced freight rates brought about by containerization have been a major catalyst for world trade growth during the last twenty-five years, which in turn has generated increased demand for containerization. The world container fleet has grown from an estimated 270,000 TEU in 1969 to 9,198,000 TEU at the end of 1995, and according to recent industry data, growth of containerized shipping since 1987 has generally averaged two to three times that of average GDP growth in industrialized countries.

       The Registrant believes that growth of containerization will continue to outpace GDP growth and the growth in world trade over the next five years for the following reasons:

       - Lower freight rates resulting from containerization are generating new cargos that previously were not economical to export. Containerization provides inexpensive, timely and secure transport to manufacturers allowing them to take advantage of regional opportunities in technology or labor, and to move products to different locations at various stages of production;

       - Intermodal traffic is expected to continue to grow, and industrialized countries are continuing to improve intermodal infrastructure (i.e., railways, roads and ports);

       - Shippers continue to demand transportation of cargo by containers rather than break-bulk;

       - Countries with rapidly-growing economies in emerging markets are continuing to build new container port facilities that accommodate an increased flow of containerized trade; and

       - Recent trade agreements, such as the North American Free Trade Agreement ("NAFTA") and the General Agreement on Tariffs and Trade ("GATT"), should further stimulate world trade, and, therefore containerized trade.

       The container leasing industry has been a significant contributor to the growth of containerization, and, in 1995, had an approximately 47% share of the total world container fleet with ocean carriers holding most of the remainder. To an ocean carrier, the primary benefits of leasing rather than owning containers are the following:

       - Reduced Capital Expenditures. Leasing is an attractive option to ocean carriers because ownership of containers requires significant capital expenditures. Carriers constantly evaluate their investment strategy, with container purchasing competing directly with other expenditure requirements, such as ship purchases, ship conversions and terminal improvements. Container leasing allows ocean carriers to invest capital in assets that are more central to their business.

       - Improved Asset Management. Trade flow imbalances and seasonal demands frequently leave ocean carriers with regional surpluses or shortages of containers, requiring costly repositioning of empty containers. Leasing companies help ocean carriers manage these trade imbalances by providing the inventory to service demand, reducing the costs of maintaining local inventories and minimizing repositioning expenses. By matching different carriers' container needs, leasing companies can reduce their own risks of container inventory imbalances and seasonality through a portfolio of lessees as well as variations in lease terms.

       - Increased Container Fleet Flexibility. Ocean carriers benefit from the variety of lease types offered by leasing companies such as the master lease, long-term and short-term lease and direct financing lease. These various leases give ocean carriers flexibility in sizing their fleets while minimizing capital costs. For example, master lease agreements give ocean carriers the option of adjusting the size of their fleets, with the flexibility to pick-up and drop- off containers at various locations around the world.

       Dry cargo containers are the most-commonly used type of container in the shipping industry. The Registrant's dry cargo container fleet is constructed of all Corten(R) steel (Corten(R) roofs, walls, doors and undercarriage), a high-tensile steel yielding greater damage and corrosion resistance than mild steel.

       Refrigerated containers are used to transport temperature-sensitive products such as meat, fruit, vegetables and photographic film. All of the Registrant's refrigerated containers have high-grade stainless steel interiors. The Registrant's 20-foot refrigerated containers have high-grade stainless steel walls, while the Registrant's 40-foot refrigerated containers are steel framed with aluminum outer walls to reduce weight. As with the dry cargo containers, all refrigerated containers are designed to minimize repair and maintenance and maximize damage resistance. The Registrant's refrigerated containers are designed and manufactured to include the latest generation refrigeration equipment, with modular microprocessors controlling and monitoring the container.

       The Registrant's tank containers are constructed in compliance with International Maritime Organization ("IMO") standards and recommendations. The tanks purchased by the Registrant are all IMO-1 type tanks, constructed to comply with IMO recommendations which require specific pressure ratings and shell thicknesses. These containers are designed to carry highly-inflammable materials, corrosives, toxics and oxidizing substances, but are also capable of carrying nonhazardous materials and foodstuffs. They have a capacity of 21,000-24,000 liters and are insulated and equipped with steam and/or electrical heating.

       The Registrant's containers are leased primarily to ocean-going steamship companies operating in major trade routes (see Item 1(d)). Most if not all of the Registrant's marine dry cargo containers are leased pursuant to operating leases, primarily master leases, where the containers are leased to the ocean carrier on a daily basis for any desired length of time, with the flexibility of picking up and dropping off containers at various agreed upon locations around the world and, secondarily, term leases (1-5 years) and one-way or round-trip leases. Special purpose containers acquired by the Registrant, including refrigerated and tank containers, are generally committed to term leases, where the high cost of interchanging the higher value specialized container makes master lease agreements less attractive to customers.

       Master lease agreements. A master lease is designed to provide greater flexibility by allowing customers to pick-up and drop-off containers where and when needed, subject to restrictions and availability, on pre-agreed terms. The commercial terms of master leases are generally negotiated annually. Master leases also define the number of containers that may be returned within each calendar month and the return locations and applicable drop-off charges. Because of the increased flexibility they offer, master leases usually command higher per-diem rates and generate more ancillary fees (including pick-up, drop-off, handling and off-hire fees) than term leases.

       Term lease agreements. Term lease agreements include short-term and long-term leases. Long-term lease agreements define the number of containers to be leased, the pick-up and drop-off locations, the applicable per-diem rate for the duration of the lease and the early termination penalties that may apply in the event of early redelivery. Ocean carriers use long-term leases when they have a need for identified containers for a specified term. Long-term leases usually are not terminated early by the customer and provide the Registrant with stable and relatively predictable sources of revenue, although per-diem rates and ancillary charges are lower under long-term leases than under master lease agreements. Short-term lease agreements have a duration of less than one year and include one-way, repositioning and round-trip leases. They differ from master leases in that they define the number and the term of containers to be leased. Ocean carriers use one-way leases to manage trade imbalances (where more containerized cargo moves in one direction than another) by picking up a container in one port and dropping it off at another after one or more legs of a voyage. Except for direct financing leases, lease rates typically are highest for short-term leases.

       Under these leases, customers are responsible for paying all taxes and service charges arising from container use, maintaining the containers in good and safe operating condition while on lease and paying for repairs upon redelivery, other than ordinary wear and tear. Some leases provide for a "damage protection plan" whereby lessees, for an additional payment (which may be in the form of a higher per-diem rate), are relieved of the responsibility of paying some of the repair costs upon redelivery of the containers. The Leasing Company has historically provided this service on a limited basis to selected customers. Repairs provided under such plans are carried out by the same depots, under the same procedures, as are repairs to containers not covered by such plans. Customers also are required to insure leased containers against physical damage and loss, and against third party liability for loss, damage, bodily injury or death.

       All containers are inspected and repaired when redelivered by a customer, and customers are obligated to pay for all damage repair, excluding wear and tear, according to standardized industry guidelines. Depots in major port areas perform repair and maintenance which is verified by independent surveyors or the Leasing Company's technical and operations staff.

       Before any repair or refurbishment is authorized on older containers in the Registrant's fleet, the Leasing Company's technical and operations staff reviews the age, condition and type of container and its suitability for continued leasing. The Leasing Company compares the cost of such repair or refurbishment with the prevailing market resale price that might be obtained for that container and makes the appropriate decision whether to repair or sell the container.

       The non-cancelable terms of the operating leases of the Registrant's containers will not be sufficient to return to the Registrant as lessor the purchase price of the equipment. In order to recover the original investment in the equipment and achieve an adequate return thereon, it is necessary to renew the lease, lease the equipment to another lessee at the end of the initial lease term, or sell the equipment.

       The Registrant estimates that a dry cargo or refrigerated container may be used as a leased marine cargo container for a period ranging from 10 to 15 years. Tank containers generally may be used for 12 to 18 years. The Registrant disposes of used containers in a worldwide market for used containers in which buyers include wholesalers, mini-storage operators, construction companies and others. The market for used refrigerated and tank containers is not as developed as the market for used dry cargo containers. Although used refrigerated and tank containers will command a higher price than a dry cargo container, a dry cargo container will bring a higher percentage of its original price. As the Registrant's fleet ages, a larger proportion of its revenues will be derived from selling its containers.

       Of the 22,623 twenty-foot, 7,070 forty-foot and 1,197 forty-foot high-cube marine dry cargo containers, the 163 twenty- foot and 100 forty-foot refrigerated marine cargo containers, and the 165 twenty-four thousand liter tanks owned by the Registrant as of December 31, 1995, 19,687 twenty-foot (or 87% thereof), 5,428 forty-foot (or 77% thereof) and 912 forty- foot high-cube marine dry cargo containers (or 76% thereof), 154 twenty-foot (or 94% thereof) and 100 forty-foot refrigerated containers (or 100% thereof), and 162 twenty-four thousand liter tanks (or 98% thereof) were on lease. The following table sets forth the information on the lease terms with respect to the containers on lease:


                                                                  Number of
                                                                 Containers
                                                                 ----------

                  20-Foot Dry Cargo Containers:
                         Term Leases                                3,659
                         Master Leases                             16,028

                  40-Foot Dry Cargo Containers:
                         Term Leases                                  378
                         Master Leases                              5,050

                  40-Foot High-Cube Dry Cargo Containers:
                         Term Leases                                   47
                         Master Leases                                865

                  20-Foot Refrigerated Cargo Containers:
                         Term Leases                                   96
                         Master Leases                                 58

                  40-Foot Refrigerated Cargo Containers:
                         Term Leases                                  100
                         Master Leases                               --

                  24,000-Liter Tank Containers:
                         Term Leases                                  162
                         Master Leases                               --




       The Leasing Company will make payments to the Registrant based upon rentals collected from ocean carriers after deducting certain operating expenses associated with the containers, such as the base management fee payable to the Leasing Company, certain expense reimbursements to CCC, the Leasing Company, and its affiliates, the costs of maintenance and repairs not performed by lessees, independent agent fees and expenses, depot expenses for handling, inspection and storage, and additional insurance.

       The Registrant's sales and marketing operations are conducted through the Leasing Company, in the United Kingdom, with support provided by area offices and dedicated agents located in San Francisco, California; Iselin, New Jersey; Windsor, England; Hamburg; Antwerp; Auckland; Genoa; Singapore; Hong Kong; Sydney; Tokyo; Taipei; Seoul; Rio de Janeiro; and Shanghai. Each of the Leasing Company's area offices and dedicated agents is staffed with local people familiar with the customers and language of the region. The Leasing Company's marketing directors have been employed in the container industry in their respective regions for an average of 15 years, building direct personal relationships with the local ocean carriers and locally based representatives of other ocean carriers.

       The Leasing Company also maintains agency relationships with over 20 independent agents around the world, who are generally paid a commission based upon the amount of revenues they generate in the region or the number of containers that are leased from their area on behalf of the Registrant. They are located in jurisdictions where the volume of the Leasing Company's business necessitates a presence in the area but is not sufficient to justify a fully-functioning Leasing Company office or dedicated agent. These agents provide marketing support to the area offices covering the region, together with limited operational support.

       In addition, the Leasing Company relies on the services of over 300 independently-owned and operated depots around the world to inspect, repair, maintain and store containers while off-hire. The Leasing Company's area offices authorize all container movements into and out of the depot and supervise all repair and maintenance performed by the depot. The Leasing Company's technical staff sets the standards for repair of its owned and managed fleet throughout the world and monitors the quality of depot repair work. The depots provide a vital link to the Leasing Company's operations, as the redelivery of a container into a depot is the point at which the container is off-hired from one customer and repaired in preparation for re-leasing to the next, and the point when the Leasing Company's area offices report the container's movements onto the Leasing Company's equipment tracking system. The Leasing Company's computer system has the capability to accommodate future developments, such as allowing depots access to record directly on the system the on-hire and off-hire activity of containers delivered into the depot. It also has the capability of verifying the terms of redelivery authorized by the area offices. These functions are currently being performed by the Leasing Company's area offices.

       (c)(1)(ii)  Inapplicable.

       (c)(1)(iii)  Inapplicable.

       (c)(1)(iv)  Inapplicable.

       (c)(1)(v) The Registrant's containers are leased globally, therefore, seasonal fluctuations are minimal. Other economic and business factors to which the transportation industry in general and the container leasing industry in particular are subject, include fluctuations in supply and demand for equipment resulting from, among other things, obsolescence, changes in the methods or economics of a particular mode of transportation or changes in governmental regulations or safety standards.

       (c)(1)(vi) The Registrant established a working capital reserve of approximately 1% of subscription proceeds raised. In addition, the Registrant may reserve additional amounts from anticipated cash distributions to the partners to meet working capital requirements.

       Amounts due under master leases are calculated at the end of each month and billed approximately six to eight days thereafter. Amounts due under short-term and long-term leases are set forth in the respective lease agreements and are generally payable monthly. Past due penalties are not customarily collected from lessees, and accordingly are not generally levied by the Leasing Company against lessees of the Registrant's containers.

       (c)(1)(vii) For the year ended December 31, 1995, no single lessee accounted for 10% or more of the Registrant's rental income. The Registrant does not believe that its ongoing business is dependent upon a single customer, although the loss of one or more of its largest customers could have an adverse effect upon its business.

       (c)(1)(viii)  Inapplicable.

       (c)(1)(ix)  Inapplicable.

       (c)(1)(x) Competition among container leasing companies is based upon several factors, including the location and availability of inventory, lease rates, the type, quality and condition of the containers, the quality and flexibility of the service offered and the confidence in and professional relationship with the lessor. Other factors include the speed with which a leasing company can prepare its containers for lease and the ease with which a lessee believes it can do business with a lessor or its local area office. The Leasing Company believes that it, on behalf of the Registrant, competes favorably on all of these factors.

       The Leasing Company, on behalf of the Registrant, competes with various container leasing companies in the markets in which it conducts business, including Genstar Container Corp., Transamerica Leasing, Triton Container International Ltd., Trans Ocean Ltd., Textainer Corp. and others. In a series of recent consolidations, one of the major leasing companies, as well as some smaller ones, have been acquired by competitors. It is estimated that at the end of 1995, the ten largest leasing companies (including the Leasing Company) represented 94% of the global leased fleet. Genstar Container Corp. and Transamerica Leasing, the two largest container leasing companies, had approximately 50% of the worldwide leased container fleet at the end of 1995. Some of the Leasing Company's competitors have greater financial resources than the Leasing Company and may be more capable of offering lower per-diem rates on a larger fleet. In the Leasing Company's experience, however, ocean carriers will generally lease containers from more than one leasing company in order to minimize dependence on a single supplier. In addition, not all container leasing companies compete in the same market, as some supply only dry cargo containers and not specialized containers, while others offer only long-term leasing.

       (c)(1)(xi) Inapplicable.

       (c)(1)(xii) Environmental Matters

       A portion of the Registrant's equipment portfolio consists of special purpose containers, primarily refrigerated containers. Historically, refrigerated containers have utilized a refrigerant gas which is a chlorofluorocarbon ("CFC") compound. It is generally assumed that CFCs are harmful to the Earth's ozone layer when released into the atmosphere. Many nations, including the United States, have taken action, both collectively and individually, to regulate CFCs. These nations set various targets for the reduction in production and use of CFCs starting as early as 1993, and their eventual elimination. There has been substantial progress recently to determine a viable substitute for the refrigerant used in containers, such that both the Leasing Company and the container leasing industry association have selected a replacement refrigerant. Production of new container refrigeration units operating with the replacement refrigerant became generally available in 1993. All refrigerated containers purchased by the Partnership contain the new refrigerant compound and comply with all current environmental regulations.

       Under the state and Federal laws of the United States, and possibly under the laws of other nations, the owner of a container may be liable for environmental damage and/or cleanup and/or other sums in the event of actual or threatened discharge or other contamination by material in a container. This liability may be imposed on a container owner, such as the Registrant, even if the owner is not at fault. The Leasing Company intends, subject to availability and prevailing market conditions, to obtain insurance on behalf of the Registrant against these risks on such terms and in such amounts as the Leasing Company deems reasonable. In addition, subject to availability and applicable insurance and container industry market conditions, the Leasing Company intends to require lessees of containers to obtain insurance which protects against these risks and further to compel lessees to indemnify and defend the Registrant in the case of an occurrence giving rise to possible liability under applicable environmental laws.

       (c)(1)(xiii) The Registrant, as a limited partnership, is managed by CCC, the general partner, and accordingly does not itself have any employees. CCC has 27 employees, consisting of 5 officers, 4 other managers and 18 clerical and staff personnel.

       (d) Financial Information about Foreign and Domestic Operations and Export Sales

       The Registrant's business is not divided between foreign or domestic operations. The Registrant's business is the leasing of containers worldwide to ocean-going steamship companies. To this extent, the Registrant's operations are subject to the fluctuations of worldwide economic and political conditions that may affect the pattern and levels of world trade.

       Rental income from leases to foreign customers constituted approximately 90% of the Registrant's total rental income for the years 1995 and 1994. The Registrant believes that the profitability of, and risks associated with, leases to foreign customers is generally the same as those of leases to domestic customers. The Leasing Company's leases generally require all payments to be made in United States currency.

Item 2. Properties

       Pursuant to undertakings made in Section 7.2 (h) of the Partnership Agreement in its Registration Statement No. 33- 69356, the Registrant purchased the following types of equipment through December 31, 1995:

                                                               Purchased                        Registrant's
                                        Purchased from         from Container      Total        Average Cost
    Equipment Type                      the General Partner    Manufacturers     Purchased      Per Container
    --------------                      -------------------    -------------     ---------      -------------

Dry Cargo Containers:
       Twenty-foot units                        8,357            14,322           22,679          $ 2,357
       Forty-foot units                         2,884             4,200            7,084          $ 3,771
       Forty-foot high-cube units                 397               800            1,197          $ 4,036

Refrigerated Cargo Containers:
       Twenty-foot units                          163               180 (1)          343          $15,809
       Forty-foot high-cube units                 100              --                100          $23,094

Tank Containers:
       24,000-liter units                         133                32              165          $23,652


       The aggregate purchase price (excluding acquisition fees) of the equipment acquired by the Registrant through December 31, 1995, was $96,134,945, of which $91,884,445 was paid from the net proceeds of this offering, and $4,250,500 remained payable to equipment manufacturers. Of this equipment, $39,848,185 thereof had been acquired from CCC and $56,286,760 thereof had been acquired from third-party container manufacturers located in Taiwan, South Korea, India, Indonesia, the People's Republic of China, Italy, and the United Kingdom. Equipment acquired from CCC had been purchased by CCC as new equipment, and was resold to the Registrant at cost, minus the net revenues earned by CCC in operating the equipment prior to its resale to the Registrant.

       At December 31, 1995, the Registrant had committed to purchase from container manufacturers an additional 1,000 twenty-foot and 400 forty-foot marine dry cargo containers and 100 twenty-foot refrigerated cargo containers at an aggregate manufacturers' invoice cost of $6,096,300. The Registrant expects to fully invest the remaining unused proceeds from this offering in container equipment by the end of June 1996.

Item 3.  Legal Proceedings

       Inapplicable.

Item 4.  Submission of Matters to a Vote of Security Holders

       Inapplicable.

----------------------------

(1) Amount reflects twenty-foot refrigerated container components accepted by the Registrant. At December 31, 1995, the process of manufacturing these components into a refrigerated cargo container was not complete. The containers are expected to be completed and delivered to the Registrant during the first quarter of 1996. The average cost of these refrigerated containers is expected to be $20,250 per container.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

       (a) Market Information

       (a)(1)(i) The Registrant's outstanding units of limited partnership interests are not traded on any market nor does an established public trading market exist for such purposes.

       (a)(1)(ii) Inapplicable.

       (a)(1)(iii) Inapplicable.

       (a)(1)(iv) Inapplicable.

       (a)(1)(v) Inapplicable.

       (a)(2) Inapplicable.

       (b) Holders

                                                                     Number of Unit Holders
       (b)(1)                Title of Class                         as of December 31, 1995
                             --------------                         ------------------------
                      Units of limited partnership
                             interests                                        8,161


       (c)  Dividends

       Inapplicable. For the distributions made by the Registrant to its limited partners, see Item 6 below, "Selected Financial Data."

Item 6. Selected Financial Data

                                                                     Year Ended December 31,
                                                            ------------------------------------------
                                                                  1995                       1994 (1)
                                                                  ----                       ----
       Net lease revenue                                    $  12,596,190                $   3,862,148

       Net earnings                                         $   6,534,636                $   1,871,609

       Net earnings per unit of
              limited partnership interest                  $        1.54                $        1.56

       Cash distributions per unit of
              limited partnership interest                  $        1.71                $        1.11

       At year-end:

       Total assets                                         $ 132,869,334                $  61,495,788

       Partners' capital                                    $ 128,489,808                $  41,947,565


-------------------------


       (1) For the period February 22, 1994 (commencement of operations) to December 31, 1994.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

       The Registrant's primary objective is to generate cash flow from operations for distribution to its limited partners and, during the initial years of its operations, to reinvest excess cash flow in additional equipment. Aside from the initial working capital reserve retained from gross proceeds (equal to approximately 1% of such proceeds), the Registrant relies primarily on net lease revenue receipts to meet this objective. No credit lines are maintained to finance working capital.

       The Registrant initiated its offering of limited partnership interests to the public subsequent to December 17, 1993. The Registrant commenced operations on February 22, 1994 when the minimum subscription proceeds of $2,000,000 was obtained from at least 100 investors (excluding from such count, Pennsylvania residents, CCC, and affiliates of CCC). At December 15, 1995, the termination date of the offering, the Registrant had raised $143,031,380 through the offering of limited partnership interests, from which it had paid brokerage commissions, reimbursed CCC for public offering expenses, and purchased equipment.

       In addition to the net proceeds used to purchase equipment from CCC and equipment manufacturers, the Registrant financed the purchase of additional equipment with proceeds from a $25,000,000 bridge loan. The loan was obtained on July 22, 1994 from one lending source, allowing the Registrant to take advantage of equipment purchasing opportunities. On December 15, 1995, the termination date of the offering, the bridge loan expired and was repaid in full from net proceeds raised by the Registrant. The weighted average annualized interest rate on monies borrowed under the facility during January 1, 1995 to December 15, 1995 was 8.12%.

       The Registrant's cash and short-term investment balances as of December 31, 1995 included $20,709,881 in unused proceeds from the offering of limited partnership interests, together with interest earned thereon, and amounts reserved as working capital. At December 31, 1995, the Registrant had committed to purchase from container manufacturers an additional 1,000 twenty-foot and 400 forty-foot marine dry cargo containers and 100 twenty-foot refrigerated cargo containers at an aggregate manufacturer's invoice cost of $6,096,300. The Registrant expects to fully invest the remaining unused proceeds from this offering in container equipment by the end of June 1996.

       Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Registrant. During 1994, the Registrant's first year of operations, CCC and its affiliates deferred the payment of all management and reimbursable administrative expenses deducted from the lease receivables due to the Registrant. During 1995, all remaining deferred fees and expenses were paid to CCC and the Leasing Company.

       The purchase prices of the Registrant's initial containers have been favorable, as an oversupply of containers in the industry has resulted in a period of relatively low container prices. The favorable container prices and the Registrant's ability to utilize the aforementioned revolving credit facility to accelerate the build-up of its fleet should benefit the Registrant's operations in subsequent periods.

       Cash distributions from operations are allocated 5% to the general partner and 95% to the limited partners. Distribution of sales proceeds are allocated 1% to the general partner and 99% to the limited partners. This sharing arrangement will remain in place until the limited partners have received aggregate distributions in an amount equal to their capital contributions plus an 8% cumulative, compounded (daily) annual return on their adjusted capital contributions. Thereafter, all distributions will be allocated 15% to the general partner and 85% to the limited partners. Distributions are paid monthly, based upon cash flow from operations and cash generated from container sales proceeds. During the reinvestment phase of operations, the Registrant will use excess cash generated from operations and sales proceeds to purchase additional containers. During the period from February 22, 1994 (commencement of operations) through December 31, 1995, the Registrant distributed $8,213,395 and $432,284 to the limited partners and the general partner, respectively.

       The container leasing market generally softened during the fourth quarter of 1995 and has remained so during the early months of 1996. Demand for leased containers remains stable in some areas of the world; however, sluggish activity in other markets, particularly in Southeast Asia, has resulted in an increase in container inventories. The current market conditions cannot be attributed to any one factor; rather, a series of factors, in combination, have resulted in a slowdown in leasing activity. Some of the contributing factors are: a slowdown in some European economies, as well as in some Far East exporting countries; increased efficiencies in the shipping industry through the formation of alliances between shipping lines; and a prolonged seasonal slowdown in container demand during the holiday season. Although some further softening in market conditions may be anticipated, the volume of world trade continues to grow and the long-term outlook is a positive one.

Results of Operations

1995 - 1994

       The Registrant commenced operations on February 22, 1994, and continued to offer limited partnership interests to the public until December 15, 1995. During 1995, the second build-up year of operations, the Registrant continued to purchase equipment from the net proceeds of the offering. Therefore, as a result of the larger operating fleet, net lease revenue, other operating expenses, other income and expenses, and net earnings for 1995 increased significantly when compared to 1994, as the Registrant did not commence operations until February 22, 1994. Net earnings were $6,534,636 in 1995 and were comprised of net lease revenue, less depreciation and amortization of $5,459,259 and interest expense of $765,750, as well as interest income, gain on disposal of equipment and general and administrative expense.

       The Registrant's net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses from the rental revenues billed by the Leasing Company from the Registrant's containers. The Registrant's net lease revenue is directly related to the size of its fleet as well as the utilization and lease rates of the equipment owned by the Registrant. Direct operating expenses include repositioning costs, storage and handling expenses, agent fees and insurance premiums, as well as provisions for doubtful accounts and repair costs for containers covered under damage protection plans.

       The Registrant's fleet size, as measured in twenty-foot equivalent units ("TEU"), and average utilization rates at December 31, 1995 and December 31, 1994 were as follows:

                                                  1995           1994
                                                  ----           ----

Fleet size (measured in twenty-foot
           equivalent units (TEU))
                  Dry cargo containers           39,157       23,376
                  Refrigerated containers           363          350
                  Tank containers                   165           70
Average utilization
                  Dry cargo containers             83.2%        88.0%
                  Refrigerated containers          96.9%       100.0%
                  Tank containers                  98.2%        75.7%


       Utilization rates of the Registrant's fleet may continue to fluctuate and will eventually stabilize, as the Registrant fully invests the remaining unused net proceeds from its offering in container equipment through the first half of 1996.

       The Registrant disposed of 54 twenty-foot and 13 forty-foot marine dry cargo containers during 1995, as compared to seven twenty-foot and two forty-foot marine dry cargo containers during 1994. The decision to repair or dispose of a container is made when it is returned by a lessee. This decision is influenced by various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the container when disposed. These factors also influence the amount of sales proceeds received and the related gain on container disposals.

1994-1993

       The Registrant did not commence operations until February 22, 1994. For the period February 22, 1994 to December 31, 1994, the Registrant's net earnings were $3,862,148 and were comprised of net lease revenue, less depreciation and amortization of $1,561,826 and interest expense of $409,623, as well as interest income, gain on disposal of equipment and general and administrative expenses.

       Direct operating expenses included repositioning costs, storage and handling expenses, agent fees and insurance premiums, as well as provisions for doubtful accounts and repair costs for containers covered under damage protection plans. Direct operating costs were affected by the quantity of off-hire containers as well as the frequency at which the containers were redelivered. During the build-up phase of the Registrant's fleet, direct operating costs were greater for those containers purchased directly from container manufacturers which, in most cases, experienced an off-hire period while marketed and repositioned for initial lease-out. During this period, the Registrant experienced storage, handling and repositioning costs. At the same time, direct operating costs were lessened with respect to containers purchased directly from the general partner which were generally on-hire and in most cases, generating revenues at the time of purchase.

       The Registrant's fleet size, as measured in twenty-foot equivalent units ("TEU"), and utilization rates at March 31, June 30, September 30 and December 31, 1994 were as follows:

                                                March 31,        June 30,       September 30,    December 31,
                                                  1994            1994             1994             1994
                                                  ----            ----             ----             ----

Fleet size (measured in twenty-foot
           equivalent units (TEU))
                  Dry cargo containers           4,711           13,650           16,636           23,376
                  Refrigerated containers         --                 88              350              350
                  Tank containers                 --               --                 30               70
Average utilization

                  Dry cargo containers              59%            61.9%            86.7%            88.0%
                  Refrigerated containers         --              100.0%           100.0%           100.0%
                  Tank containers                 --               --              100.0%            75.7%

Item 8. Financial Statements and Supplementary Data

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Partners
Cronos Global Income Fund XV, L.P.:

We have audited the accompanying balance sheets of Cronos Global Income Fund XV, L.P., as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for the year ended December 31, 1995 and for the period February 22, 1994 (commencement of operations) to December 31, 1994. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cronos Global Income Fund XV, L.P., as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the year ended December 31, 1995 and for the period February 22, 1994 (commencement of operations) to December 31, 1994, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included in
Schedule 1 is presented for purposes of additional analysis and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                                 Arthur Andersen LLP

San Francisco, California,
  March 15, 1996

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                                 BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1994

                        Assets                                     1995               1994
                        ------                                     ----               ----

Current assets:
       Cash, includes $715,458  in 1995 and $346,553 in 1994
              in interest-bearing accounts                      $     717,359     $     580,368
       Short-term investments (note 2)                             33,333,858         1,151,835
       Net lease receivables due from Leasing Company
              (notes 1 and 4)                                       2,130,519         1,016,734
                                                                -------------     -------------

                       Total current assets                        36,181,736         2,748,937
                                                                -------------     -------------

Container rental equipment, at cost                               100,639,251        58,738,731
       Less accumulated depreciation                                6,375,758         1,419,601
                                                                -------------     -------------
              Net container rental equipment                       94,263,493        57,319,130
                                                                -------------     -------------

Organizational costs, net (note 3)                                  2,424,105         1,427,721
                                                                -------------     -------------

                                                                $ 132,869,334     $  61,495,788
                                                                =============     =============

               Liabilities and Partners' Capital
               ---------------------------------

Current liabilities:
       Due to general partner (notes 1 and 5)                   $     118,059     $   1,284,467
       Equipment debt (note 7)                                           --          16,534,256
       Interest payable                                                10,967            46,000
       Due to manufacturers                                         4,250,500         1,683,500
                                                                -------------     -------------

                       Total current liabilities                    4,379,526        19,548,223
                                                                -------------     -------------

Partners' capital (deficit) (note 11):
       General partner                                                (41,287)            6,200
       Limited partners                                           128,531,095        41,941,365
                                                                -------------     -------------

                       Total partners' capital                    128,489,808        41,947,565
                                                                -------------     -------------

                                                                $ 132,869,334     $  61,495,788
                                                                =============     =============




        The accompanying notes are an integral part of these statements.

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                            STATEMENTS OF OPERATIONS

               FOR THE YEAR ENDED DECEMBER 31, 1995 AND THE PERIOD
                 FEBRUARY 22, 1994 (COMMENCEMENT OF OPERATIONS)
                              TO DECEMBER 31, 1994

                                                                          1995              1994
                                                                          ----              ----

Net lease revenue (notes 1 and 9)                                     $ 12,596,190     $  3,862,148

Other operating expenses:
       Depreciation and amortization (notes 1 and 3)                     5,459,259        1,561,826
       Other general and administrative expenses                            93,551           40,532
                                                                      ------------     ------------
                                                                         5,552,810        1,602,358
                                                                      ------------     ------------

                       Earnings from operations                          7,043,380        2,259,790

Other income (expenses):
       Interest income                                                     217,039           12,728
       Net gain on disposal of equipment                                    39,967            8,714
       Interest expense                                                   (765,750)        (409,623)
                                                                      ------------     ------------
                                                                          (508,744)        (388,181)
                                                                      ------------     ------------

                       Net earnings                                   $  6,534,636     $  1,871,609
                                                                      ============     ============

Allocation of net earnings:
       General partner                                                $    317,218     $     72,779
       Limited partners                                                  6,217,418        1,798,830
                                                                      ------------     ------------

                                                                      $  6,534,636     $  1,871,609
                                                                      ============     ============

Limited partners' per unit share of net earnings                      $       1.54     $       1.56
                                                                      ============     ============






        The accompanying notes are an integral part of these statements.

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                         STATEMENTS OF PARTNERS' CAPITAL

                FOR THE YEAR ENDED DECEMBER 31, 1995 AND FOR THE
              PERIOD FEBRUARY 22, 1994 (COMMENCEMENT OF OPERATIONS)
                              TO DECEMBER 31, 1994

                                                  Limited
                                                  Partners        General
                                                  (note 11)       Partner              Total
                                                  ---------       -------              -----

Balances at January 1, 1994                   $         100     $        --       $         100

Proceeds from sale of partnership units          46,029,380             1,000        46,030,380

Less commissions on sale of limited
       partnership units (note 10)               (4,602,948)             --          (4,602,948)

Net earnings                                      1,798,830            72,779         1,871,609

Cash distributions                               (1,283,997)          (67,579)       (1,351,576)
                                              -------------     -------------     -------------

Balances at December 31, 1994                    41,941,365             6,200        41,947,565

Proceeds from sale of partnership units          97,001,900              --          97,001,900

Less commissions on sale of
       limited partnership units (note 10)       (9,700,190)             --          (9,700,190)

Net earnings                                      6,217,418           317,218         6,534,636

Cash distributions                               (6,929,398)         (364,705)       (7,294,103)
                                              -------------     -------------     -------------

Balances at December 31, 1995                 $ 128,531,095     $     (41,287)    $ 128,489,808
                                              =============     =============     =============




        The accompanying notes are an integral part of these statements.

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                            STATEMENTS OF CASH FLOWS

             FOR THE YEAR ENDED DECEMBER 31, 1995 AND FOR THE PERIOD
                 FEBRUARY 22, 1994 (COMMENCEMENT OF OPERATIONS)
                              TO DECEMBER 31, 1994


                                                                            1995              1994
                                                                            ----              ----

Cash flows from operating activities:
       Net earnings                                                     $  6,534,636     $  1,871,609
       Adjustments to reconcile net earnings to net cash
              provided by (used in) operating activities:
                     Depreciation and amortization                         5,459,259        1,561,826
                     Net gain on disposal of equipment                       (39,967)          (8,714)
                     Increase in net lease receivables due from
                           Leasing Company                                (1,050,268)        (994,388)
                     Increase (decrease) in interest payable                 (35,033)          46,000
                                                                        ------------     ------------

                           Total adjustments                               4,333,991          604,724
                                                                        ------------     ------------

                           Net cash provided by operating activities      10,868,627        2,476,333
                                                                        ------------     ------------

Cash flows from (used in) investing activities:
       Proceeds from sale of container rental equipment                      159,434            5,093
       Purchases of container rental equipment                           (37,959,707)     (53,924,738)
       Acquisition fees paid to general partner                           (2,724,698)      (1,869,524)
                                                                        ------------     ------------

                           Net cash used in investing activities         (40,524,971)     (55,789,169)
                                                                        ------------     ------------

Cash flows from (used in) financing activities:
       Capital contributions                                              97,001,900       46,030,380
       Underwriting commissions                                           (9,700,190)      (4,602,948)
       Offering and organizational expenses                               (1,497,118)      (1,471,423)
       Distributions to partners                                          (7,294,103)      (1,351,576)
       Borrowings from revolving credit facility                          34,467,237       34,386,667
       Repayments to revolving credit facility                           (51,001,493)     (17,852,411)
       Loan origination costs                                                   (875)         (93,750)
                                                                        ------------     ------------

                           Net cash provided by financing activities      61,975,358       55,044,939
                                                                        ------------     ------------


Net increase in cash and cash equivalents                                 32,319,014        1,732,103
                                                                        ------------     ------------

Cash and cash equivalents at beginning at year                             1,732,203              100
                                                                        ------------     ------------

Cash and cash equivalents at end of year                                $ 34,051,217     $  1,732,203
                                                                        ============     ============




        The accompanying notes are an integral part of these statements.

                       CRONOS GLOBAL INCOME FUND XV, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994



(1)         Summary of Significant Accounting Policies

            (a)        Nature of Operations

                       Cronos Global Income Fund XV, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of California on August 26, 1993, for the purpose of owning and leasing marine cargo containers, special purpose containers and container related equipment. Cronos Capital Corp. ("CCC") is the general partner and, with its affiliate Cronos Containers Limited (the "Leasing Company"), manages and controls the business of the Partnership.

                       The Partnership commenced operations on February 22, 1994, when the minimum subscription proceeds of $2,000,000 were received from over 100 subscribers (excluding from such count Pennsylvania residents, the general partner, and all affiliates of the general partner). The Partnership offered 7,500,000 units of limited partnership interest at $20 per unit or $150,000,000. The offering terminated on December 15, 1995, at which time 7,151,569 limited partnership units had been purchased.

                       As of December 31, 1995, the Partnership operated 22,623 twenty-foot, 7,070 forty-foot and 1,197 forty-foot high-cube marine dry cargo containers, 163 twenty-foot and 100 forty-foot refrigerated containers and 165 twenty four thousand-liter tanks.

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

                       The Leasing Agent Agreement generally provides that the Leasing Company will make payments to the Partnership based upon rentals collected from ocean carriers after deducting direct operating expenses and management fees to CCC and the Leasing Company. The Leasing Company leases containers to ocean carriers, generally under operating leases which are either master leases or term leases (mostly one to five years). Master leases do not specify the exact number of containers to be leased or the term that each container will remain on hire but allow the ocean carrier to pick up and drop off containers at various locations; rentals are based upon the number of containers used and the applicable per-diem rate. Accordingly, rentals under master leases are all variable and contingent upon the number of containers used. Most containers are leased to ocean carriers under master leases; leasing agreements with fixed payment terms are not material to the financial statements. Since there are no material minimum lease rentals, no disclosure of minimum lease rentals is provided in these financial statements.

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                          NOTES TO FINANCIAL STATEMENTS


            (c)        Basis of Accounting

                       The Partnership utilizes the accrual method of accounting. Revenue is recorded when earned.

                       The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.

            (d)        Allocation of Net Earnings and Partnership Distributions

                       Net earnings have been allocated between general and limited partners in accordance with the Partnership Agreement.

                       Actual cash distributions differ from the allocations of net earnings between the general and limited partners as presented in these financial statements. Partnership distributions are paid to its partners (general and limited) from distributable cash from operations, allocated 95% to the limited partners and 5% to the general partner. Sales proceeds are allocated 99% to the limited partners and 1% to the general partner. The allocations remain in effect until such time as the limited partners have received from the Partnership aggregate distributions in an amount equal to their capital contributions plus an 8% cumulative, compounded (daily), annual return on their adjusted capital contributions. Thereafter, all Partnership distributions will be allocated 85% to the limited partners and 15% to the general partner.

            (e)        Acquisition Fees

                       Pursuant to Article IV Section 4.2 of the Partnership Agreement, acquisition fees paid to CCC are based on 5% of the equipment purchase price. These fees are capitalized and included in the cost of the rental equipment. The fees are payable in full from gross proceeds raised from the sale of limited partnership units. No acquisition fees are paid with respect to the Partnership's purchase of equipment financed by borrowing in anticipation of the sale of limited partnership units until such time as net proceeds are raised to repay the loan incurred to purchase such equipment.

            (f)        Depreciation of Containers

                       Rental equipment is depreciated over a twelve-year life on a straight-line basis to its estimated salvage value.

            (g)        Amortization

                       The Partnership's organization costs will be amortized over 60 months on a straight-line basis. Loan origination fees were amortized over the term of the loan.

            (h)        Underwriting Commissions

                       Underwriting commissions of 10% on the gross proceeds from sale of limited partnership units (not applicable to certain sales outside California) were deducted in the determination of net limited partnership contributions. The commissions were paid to Cronos Securities Corp., a wholly-owned subsidiary of CCC, and to other broker/dealers who participated in the offering.

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                          NOTES TO FINANCIAL STATEMENTS


            (i)        Income Taxes

                       The Partnership is not subject to income taxes, consequently no provision for income taxes has been made. The Partnership files an annual information tax return, prepared on the accrual basis of accounting. At December 31, 1995, the tax basis of total partners' capital was $131,641,557.

            (j)        Foreign Operations

                       The Partnership's business is not divided between foreign or domestic operations. The Partnership's business is the leasing of containers worldwide to ocean-going steamship companies and does not fit the definition of reportable foreign operations within Financial Accounting Standards Board Statement No. 14 "Financial Reporting for Segments of a Business Enterprise." Any attempt to separate "foreign" operations from "domestic" operations would be dependent on definitions and assumptions that are so subjective as to render the information meaningless and potentially misleading.

            (k)        Financial Statement Presentation

                       The Partnership has determined that for accounting purposes the Leasing Agent Agreement is a lease, and the receivables, payables, gross revenues and operating expenses attributable to the containers managed by the Leasing Company are, for accounting purposes, those of the Leasing Company and not of the Partnership. Consequently, the Partnership's balance sheets and statements of operations display the payments to be received by the Partnership from the Leasing Company as the Partnership's receivables and revenues.

                       Certain reclassifications have been made to prior year amounts to present them on a basis consistent with 1995 classifications.

(2)         Short-Term Investments

            Short-term investments are carried at cost which approximates market value. Short-term investments with an original maturity of less than three months are considered cash equivalents.

(3)         Organization Costs, Net

            The Partnership incurred $2,968,541 in offering and organizational costs and loan origination fees during its offering period. Amortization of these costs was $497,402 and $141,658 in 1995 and 1994, respectively.

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                          NOTES TO FINANCIAL STATEMENTS


   (4)      Net Lease Receivables Due from Leasing Company


            Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at December 31, 1995 and December 31, 1994 were as follows:

                                                                   December 31,     December 31,
                                                                       1995            1994
                                                                    ----------       ----------

              Lease receivables, net of  doubtful accounts
                 of $201,958 at December 31, 1995 and $36,173
                  at December 31, 1994                              $3,857,584       $2,411,847
              Less:
              Direct operating payables and accrued expenses           740,754          491,125
              Damage protection reserve (note 6)                       537,205          147,330
              Base management fees                                     361,199          435,866
              Reimbursed administrative expenses                        87,907          320,792
                                                                    ----------       ----------
                                                                    $2,130,519       $1,016,734
                                                                    ==========       ==========



(5)         Due to General Partner

            The amounts due to CCC and its affiliates at December 31, 1995 and December 31, 1994 were as follows:

                                         1995             1994
                                         ----             ----

              Acquisition Fees        $  118,059       $  928,677
              Equipment Payable             --            355,790
                                      ----------       ----------

                                      $  118,059       $1,284,467
                                      ==========       ==========



(6)         Damage Protection Plan

            The Leasing Company offers a repair service to several lessees of the Partnership's containers, whereby the lessee pays an additional rental fee for the convenience of having the Partnership incur the repair expense for containers damaged while on lease. This revenue is recorded when earned according to the terms of the rental contract. A reserve has been established to provide for the estimated costs incurred by this service. This reserve is a component of net lease receivables due from the Leasing Company (see note 4). The Partnership is not responsible in the event repair costs exceed predetermined limits, or for repairs that are required for damages not defined by the damage protection plan agreement.

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                          NOTES TO FINANCIAL STATEMENTS


(7)         Equipment Debt

            On July 22, 1994, the Partnership entered into an agreement with a bank, obtaining a $25,000,000 revolving credit facility for the purpose of taking advantage of purchase opportunities pending the raising of sufficient net proceeds from the offering and sale of limited partnership units. At December 31, 1994, the existing bank debt was $16,534,256. On December 15, 1995, the termination date of the offering, the bridge loan expired and was repaid in full from net proceeds raised by the Partnership.

            The facility provided for various interest rate options in addition to requiring a commitment fee on the average unused portion of the facility. The weighted average interest rate from January 1, 1995 to December 15, 1995 was 8.12%. From July 31, 1994 to December 31, 1994, the weighted average interest rate was 7.01%.

(8)         Equipment Purchases

            As of December 31, 1995, the Partnership had purchased the following types of equipment:

                                                                    Purchased from                Partnership's
                                                        Purchased     Container         Total      Average Cost
               Equipment Type                            from CCC    Manufacturers    Purchased   Per Container
               --------------                            --------    -------------    ---------   -------------

          Dry Cargo Containers:
                       Twenty-foot units                  8,357        14,322          22,679        $ 2,357
                       Forty-foot units                   2,884         4,200           7,084        $ 3,771
                       Forty-foot high-cube units           397           800           1,197        $ 4,036

          Refrigerated Cargo Containers:
                       Twenty-foot units                    163           180 (1)         343        $15,809
                       Forty-foot high-cube units           100          --               100        $23,094

          Tank Containers:
                       24,000-liter units                   133            32             165        $23,652



-------------------------

(1) Amount reflects twenty-foot refrigerated container components accepted by the Partnership. At December 31, 1995, the process of manufacturing these components into a refrigerated cargo container was not complete. The containers are expected to be completed and delivered to the Partnership during the first quarter of 1996. The average cost of these refrigerated containers is expected to be $20,250 per container.

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                          NOTES TO FINANCIAL STATEMENTS


(8)    Equipment Purchases - Continued

       The aggregate purchase price (excluding acquisition fees) of the equipment acquired by the Partnership through December 31, 1995 was $96,134,945, of which $91,884,445 was paid from the net proceeds of this offering, and $4,250,500 remained payable to equipment manufacturers. Of the aggregate equipment, $39,848,185 thereof had been acquired from CCC and $56,286,760 thereof had been acquired from third-party container manufacturers located in Taiwan, South Korea, India, Indonesia, the People's Republic of China, Italy and the United Kingdom. Equipment acquired from CCC had been purchased by CCC as new equipment, and was resold to the Partnership at cost, minus the net revenues earned by CCC in operating the equipment prior to its resale to the Partnership. At December 31, 1995, the Partnership had committed to purchase from container manufacturers an additional 1,000 twenty-foot and 400 forty-foot marine dry cargo containers and 100 twenty-foot refrigerated cargo containers at an aggregate manufacturers' invoice cost of $6,096,300. The Partnership expects to fully invest the remaining unused proceeds from this offering in container equipment by the end of June 1996.

(9)    Net Lease Revenue

       Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the year ended December 31, 1995 and for the period February 22, 1994 (commencement of operations) to December 31, 1994 was as follows:

                                                                1995               1994
                                                                ----               ----

          Rental revenue (note 12)                           $17,861,828       $ 5,641,028
          Rental equipment operating expenses                  3,052,250         1,022,222
          Base management fees (note 10)                       1,237,071           435,866
          Reimbursed administrative expenses (note 10)           976,317           320,792
                                                             -----------       -----------
                                                             $12,596,190       $ 3,862,148
                                                             ===========       ===========



(10)   Compensation to General Partner and its Affiliates


       Base management fees are equal to 7% of gross lease revenues attributable to operating leases pursuant to Section 4.3 of the Partnership Agreement. Reimbursed administrative expenses are equal to the costs expended by CCC and its affiliates for services necessary to the prudent operation of the Partnership pursuant to Section 4.4 of the Partnership Agreement. Underwriting commissions are equal to 10% of the gross subscription proceeds, less commissions to other broker/dealers. The following compensation was paid or will be paid by the Partnership to CCC or its affiliates:

                                                                   1995             1994
                                                                   ----             ----
          Base management fees                                  $1,237,071       $  435,866
          Reimbursed administrative expenses                       976,317          320,792
          Acquisition fees                                       1,952,066        2,798,206
          Commission on sale of limited partnership units        1,950,734          920,590
                                                                ----------       ----------
                                                                $6,116,188       $4,475,454
                                                                ==========       ==========

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                          NOTES TO FINANCIAL STATEMENTS


(11)        Limited Partners' Capital

            The limited partners' per unit share of capital at December 31, 1995 and 1994 was $17.97 and $18.22, respectively. This is calculated by dividing the limited partners' capital at the end of 1995 and 1994 by 7,151,569 and 2,301,474, the total number of limited partnership units, respectively. The weighted average number of partnership units used in determining the limited partners' per unit share of net earnings at December 31, 1995 and 1994 was 4,048,983 and 1,155,682, respectively.

(12)        Major Lessees

            No single lessee contributed more than 10% of the rental revenue earned for the year ended December 31, 1995 and for the period February 22, 1994 (commencement of operations) to December 31, 1994.

                                                                      Schedule 1

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                 SCHEDULE OF REIMBURSED ADMINISTRATIVE EXPENSES
                       PURSUANT TO ARTICLE IV SECTION 4.4
                          OF THE PARTNERSHIP AGREEMENT

             FOR THE YEAR ENDED DECEMBER 31, 1995 AND FOR THE PERIOD
                 FEBRUARY 22, 1994 (COMMENCEMENT OF OPERATIONS)
                              TO DECEMBER 31, 1994

                                                                  1995           1994
                                                                  ----           ----

          Salaries                                              $493,372       $159,487
          Other payroll related expenses                          79,838         40,501
          General and administrative expenses                    403,107        120,804
                                                                --------       --------

                 Total reimbursed administrative expenses       $976,317       $320,792
                                                                ========       ========

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  Inapplicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

       The Registrant, as such, has no officers or directors, but is managed by CCC, the general partner. The officers and directors of CCC at January 31, 1996, are as follows:

       Name                                     Office
---------------------       ----------------------------------------------------

Dennis J. Tietz             President, Chief Executive Officer, and Director
John P. McDonald            Vice President/Sales
Elinor Wexler               Vice President/Administration and Secretary
John Kallas                 Vice President/Treasurer and Chief Financial Officer
Laurence P. Sargent         Director
Stefan M. Palatin           Director
A. Darrell Ponniah          Director


       DENNIS J. TIETZ Mr. Tietz, 43, as President and Chief Executive Officer, is responsible for the general management of CCC. From 1986 until August 1992, Mr. Tietz was responsible for the organization, marketing and after-market support of CCC's investment programs. Mr. Tietz is also President and a director of Cronos Securities Corp. and a director of The Cronos Group. Mr. Tietz was a regional manager for CCC, responsible for various container leasing activities in the U.S. and Europe from 1981 to 1986. Prior to joining CCC in December 1981, Mr. Tietz was employed by Trans Ocean Leasing Corporation as Regional Manager based in Houston, with responsibility for all leasing and operational activities in the U.S. Gulf.

       Mr. Tietz holds a B.S. degree in Business Administration from San Jose State University and is a Registered Securities Principal with the NASD.

       JOHN P. MCDONALD Mr. McDonald, 34, was elected Vice President - National Sales Manager of CCC in August 1992, with responsibility for marketing CCC's investment programs. Since 1988, Mr. McDonald had been Regional Marketing Manager for the Southwestern U.S. From 1983 to 1988, Mr. McDonald held a number of container leasing positions with CCC, the most recent of which was as Area Manager for Belgium and the Netherlands, based in Antwerp.

       Mr. McDonald holds a B.S. degree in Business Administration from Bryant College, Rhode Island. Mr. McDonald is also a Vice President of Cronos Securities Corp.

       ELINOR A. WEXLER Ms. Wexler, 47, was elected Vice President - Administration and Secretary of CCC in August 1992. Ms. Wexler has been employed by the General Partner since 1987, and is responsible for investor services, compliance and securities registration. From 1983 to 1987, Ms. Wexler was Manager of Investor Services for The Robert A. McNeil Corporation, a real estate syndication company, in San Mateo, California. From 1971 to 1983, Ms. Wexler held various positions, including securities trader and international research editor, with Nikko Securities Co., International, based in San Francisco.

       Ms. Wexler attended the University of Oregon, Portland State University and the Hebrew University of Jerusalem, Israel. Ms. Wexler is also Vice President and Secretary of Cronos Securities Corp. and a Registered Principal with the NASD.

       JOHN KALLAS Mr. Kallas, 33, was elected Vice President/Treasurer and Chief Financial Officer of CCC in December 1993 and is directly responsible for CCC's accounting operations and reporting activities. Mr. Kallas has held various accounting positions since joining CCC in 1989, including Controller, Director of Accounting and Corporate Accounting Manager. From 1985 to 1989, Mr. Kallas was an accountant with KPMG Peat Marwick, San Francisco, California.


       Mr. Kallas holds a B.S. degree in Business Administration from the University of San Francisco and is a certified public accountant. Mr. Kallas is also Treasurer of Cronos Securities Corp.

       LAURENCE P. SARGENT Mr. Sargent, 66, joined the Board of Directors of CCC in 1991. Mr. Sargent was a founder of Leasing Partners International ("LPI") and served as its Managing Director from 1983 until 1991. From 1977 to 1983, Mr. Sargent held a number of positions with Trans Ocean Leasing Corporation, the last of which was as a director of its refrigerated container leasing activities. From 1971 to 1977, Mr. Sargent was employed by SSI Container Corporation (later Itel Container International), ultimately serving as Vice President / Far East. Prior to that, Mr. Sargent was a Vice President of Pacific Intermountain Express, a major U.S. motor carrier, responsible for its bulk container division. Mr. Sargent holds a B.A. degree from Stanford University. Mr. Sargent also serves as a director of the Institute of International Container Lessors ("IICL"), an industry trade association. Mr. Sargent is also a director of Cronos Securities Corp.

       Mr. Sargent retired as Deputy Chairman of the Group as of January 1, 1996. He will remain a director of CCC, The Cronos Group, as well as other various subsidiaries of The Cronos Group.

       STEFAN M. PALATIN Mr. Palatin, 42, joined the Board of Directors of CCC in January 1993. Mr. Palatin is Chairman and CEO of The Cronos Group, and was a founder of LPI in 1983. From 1980 to 1991, Mr. Palatin was an executive director of the Contrin Group, which has provided financing to the container leasing industry, as well as other business ventures, and has sponsored limited partnerships organized in Austria. From 1977 to 1980, Mr. Palatin was a consultant to a number of companies in Austria, including Contrin. From 1973 to 1977, Mr. Palatin was a sales manager for Generali AG, the largest insurance group in Austria.

       Mr. Palatin, who is based in Austria, holds a Doctorate in Business Administration from the University of Economics and World Trade in Vienna. Mr. Palatin is also a director of The Cronos Group.

       A. DARRELL PONNIAH Mr. Ponniah, 46, was elected to the Board of Directors of CCC in January 1993. Mr. Ponniah is Chief Financial Officer of The Cronos Group and is based in the United Kingdom. Prior to joining Cronos in 1991, Mr. Ponniah was employed by the Barclays Bank Group and served as Chief Operating Officer of Barclays European Equipment Finance. From 1973 to 1988, Mr. Ponniah was employed by Rank Xerox, the European-based subsidiary of Xerox Corporation of the U.S.A., in a number of positions, the most recent of which was as Group Controller and Chief Financial Officer of the International Equipment Financing Division of Rank Xerox Limited.

       Mr. Ponniah is an honors graduate of Manchester University in England and holds post graduate degrees in operational research from Brunel University and in Business Administration from the Manchester Business School. Mr. Ponniah is also a director of The Cronos Group and Cronos Securities Corp.

       The key management personnel of the Leasing Company at January 31, 1996, were as follows:

          Name                           Title
    ---------------------       -----------------------------------------------

    Nigel J. Stribley            President
    John M. Foy                  Vice President/Americas
    Geoffrey J. Mornard          Vice President/Europe, Middle East and Africa
    Danny Wong                   Vice President/Asia Pacific
    David Heather                Vice President/Technical Services
    John C. Kirby                Vice President/Operations
    J. Gordon Steel              Vice President/Tank Container Division


       NIGEL J. STRIBLEY Mr. Stribley, 42, has been responsible for the general management of the Leasing Company since September 1991. From 1985 to 1991, Mr. Stribley was a director of LPI, based in the United Kingdom and responsible for worldwide lease marketing and operations of refrigerated containers. From 1978 to 1985, Mr. Stribley was employed by Sea Containers Limited, London, where he was involved in refrigerated container leasing, ultimately as Manager of Refrigerated Containers with responsibility for world-wide activities. From 1975 to 1978, Mr. Stribley was employed by Sealand Containerships, Ltd., the United Kingdom subsidiary of a major U.S. container shipping company, as a management trainee and later as Operations Manager and a Container Terminal Manager.

       Mr. Stribley holds a BA degree with honors from Bristol University in England. Mr. Stribley is a director of The Cronos Group.

       JOHN M. FOY Mr. Foy, 50, is directly responsible for the Leasing Company's lease marketing and operations in North America, Central America, and South America, and is based in San Francisco. From 1985 to 1993, Mr. Foy was Vice President/Pacific with responsibility for dry cargo container lease marketing and operations in the Pacific Basin. From 1977 to 1985 Mr. Foy was Vice President of Marketing for Nautilus Leasing Services in San Francisco with responsibility for worldwide leasing activities. From 1974 to 1977, Mr. Foy was Regional Manager for Flexi-Van Leasing, a container lessor, with responsibility for container leasing activities in the Western United States. Mr. Foy holds a B.A. degree in Political Science from University of the Pacific, and a Bachelor of Foreign Trade from Thunderbird Graduate School of International Management.

       GEOFFREY J. MORNARD Mr. Mornard, 36, is directly responsible for the Leasing Company's lease marketing and operations in Europe, the Middle East and Africa. From 1991 to 1993, Mr. Mornard was Director of Marketing for refrigerated containers in Australia and New Zealand. From 1989 to 1991, Mr. Mornard held the same position with LPI. From 1979 to 1989, Mr. Mornard was employed by Cooltainer Services, Ltd., a refrigerated container carrier company, initially as Melbourne Branch Manager, later as Sydney Branch Manager, and ultimately as Australian Trade Manager, responsible for marketing and operations of all container traffic to and from Australia.

       DANNY WONG Mr. Wong, 42, is responsible for the Leasing Company's lease marketing and operations in Asia, Australia and the Indian sub-continent, and is based in Singapore. From 1991 to 1993, Mr. Wong was Vice President/Refrigerated Containers, responsible for the marketing of refrigerated containers worldwide for the Leasing Company. From 1988 to 1991, Mr. Wong was employed by LPI, as Director of Marketing for the Far East and Southeast Asia based in Singapore. From 1987 to 1988, Mr. Wong was a district manager in Singapore covering leasing activities in Southeast Asia for Gelco CTI, a major container leasing company. From 1979 to 1987, Mr. Wong was employed by Flexi-Van Leasing in Singapore as a sales manager and later as Regional Manager for Southeast Asia and the Indian sub-continent. Mr. Wong holds a Diploma in Marketing Management from the Singapore Institute of Management.

       DAVID HEATHER Mr. Heather, 48, is responsible for all technical and engineering activities of the fleet managed by the Leasing Company. Mr. Heather was Technical Director for LPI, based in the United Kingdom, from 1986 to 1991. From 1980 to 1986, Mr. Heather was employed by ABC Containerline NV as Technical Manager with technical responsibility for the shipping line's fleet of dry cargo, refrigerated and other specialized container equipment. From 1974 to 1980, Mr. Heather was Technical Supervisor for ACT Services Ltd., a shipping line, with responsibility for technical activities related to refrigerated containers. Mr. Heather holds a Marine Engineering Certificate from Riversdale Marine Technical College in England.

       JOHN C. KIRBY Mr. Kirby, 42, is responsible for container purchasing, contract and billing administration, container repairs and leasing-related systems, and is based in the United Kingdom. Mr. Kirby joined CCC in 1985 as European Technical Manager and advanced to Director of European Operations in 1986, a position he held with CCC, and later the Leasing Company, until his promotion to Vice President/Operations of the Leasing Company in 1992. From 1982 to 1985, Mr. Kirby was employed by CLOU Containers a container leasing company, as Technical Manager based in Hamburg, Germany. Mr. Kirby acquired a professional engineering qualification from the Mid-Essex Technical College in England.

       J. GORDON STEEL Mr. Steel, 63, is directly responsible for the overall lease marketing activity for the Leasing Company's Tank Container Division. From 1990 to 1992, Mr. Steel held the position of Director/General Manager for Tiphook Container's Tank Division. From 1977 to 1990, Mr. Steel held various managerial positions, involving manufacturing and transportation of hazardous materials, with Laporte Industries and ICI, major chemical distribution companies. Mr. Steel is a qualified Chemical Engineer and attended the Associate Royal Technical College in Scotland.

Item 11. Executive Compensation

       The Registrant commenced monthly distributions to its partners (general and limited) from distributable cash from operations beginning in the second quarter of 1994. Such distributions are allocated 95% to the limited partners and 5% to the general partner. Sales proceeds will be allocated 99% to the limited partners and 1% to the general partner. The allocations will remain in effect until such time as the limited partners have received from the Registrant aggregate distributions in an amount equal to their capital contributions plus an 8% cumulative, compounded (daily), annual return on their adjusted capital contributions. Thereafter, all Partnership distributions will be allocated 85% to the limited partners and 15% to the general partner.

       The Registrant will not pay or reimburse CCC or the Leasing Company for any remuneration payable by them to their executive officers, directors or any other controlling persons. However, the Registrant will reimburse the general partner and the Leasing Company for certain services pursuant to Section 4.4 of the Partnership Agreement. These services include but are not limited to (i) salaries and related salary expenses for services which could be performed directly for the Registrant by independent parties, such as legal, accounting, transfer agent, data processing, operations, communications, duplicating and other such services; (ii) performing administrative services necessary to the prudent operations of the Registrant.

       The following table sets forth the fees the Registrant paid (on a cash basis) to CCC or the Leasing Company ("CCL") for the year ended December 31, 1995.

                                                                                                         Cash Fees and
                        Name                             Description                                     Distributions
                        ----                             -----------                                     -------------

                1)       CCC           Acquisition fee - equal to 5% of the purchase                     $   2,724,698
                                            price of containers acquired by the Registrant
                                            pursuant to Section 4.2 of the Limited
                                            Partnership Agreement

                2)       CCL           Base management fees - equal to 7% of gross                       $   1,385,707
                                            lease revenues attributable to operating
                                            leases pursuant to Section 4.3 of the
                                            Limited Partnership Agreement

                3)       CCC           Reimbursed administrative expenses - equal to                     $     177,369
                                            the costs expended by CCC and its affiliates
                         CCL                for services necessary to the prudent operation              $   1,110,529
                                            of the Registrant pursuant to Section 4.4 of the
                                            Limited Partnership Agreement

                4)       CCC           Interest in Fund - 5% of distributions of                         $     364,705
                                            distributable cash for any quarter pursuant
                                            to Section 6.1 of the Limited Partnership
                                            Agreement

Item 12. Security Ownership of Certain Beneficial Owners and Management - (Continued)

       (a) Security Ownership of Certain Beneficial Owners

       There is no person or "group" of persons known to the management of CCC, the general partner of the Registrant, to be the beneficial owner of more than five percent of the outstanding units of limited partnership interests of the Registrant.

       (b) Security Ownership of Management

       The Registrant has no directors or officers. It is managed by CCC, the general partner. CCC owns five units, representing 0.00007% of the total amount of units outstanding.

       (c) Changes in Control

       Inapplicable.

Item 13. Certain Relationships and Related Transactions

       (a) Transactions with Management and Others

       The Registrant's only transactions with management and other related parties during 1995 were limited to those fees paid or amounts committed to be paid (on an annual basis) to CCC, the general partner, and its affiliates. See
Item 11, "Executive Compensation," herein. Additionally, see Part I, Item 2 and
Part II, Item 7 hereof, for a description of its purchase of marine containers from the general partner.

       (b) Certain Business Relationships

       Inapplicable.

       (c) Indebtedness of Management

       Inapplicable.

       (d) Transactions with Promoters

       Inapplicable.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a)1. Financial Statements

                                                                                                            Page
                                                                                                            ----

       The following financial statements of the Registrant are included in Part   II, Item 8:

                       Report of Independent Public Accountants........................................      14

                       Balance sheets - December 31, 1995 and 1994.....................................      15

                       Statements of operations - for the year ended December
                       31, 1995 and for the period February 22, 1994
                       (commencement of operations) to
                       December 31, 1994...............................................................      16

                       Statements of partners' capital - for the year ended
                       December 31, 1995 and for the period February 22, 1994
                       (commencement of operations) to
                       December 31, 1994...............................................................      17

                       Statements of cash flows - for the year ended December
                       31, 1995 and for the period February 22, 1994
                       (commencement of operations) to
                       December 31, 1994...............................................................      18

                       Notes to financial statements...................................................      19



       All other schedules are omitted as the information is not required or the information is included in the financial statements or notes thereto.

(a)3. Exhibits



    Exhibit
      No.                           Description                                                      Method of Filing
      ---                           -----------                                                      ----------------


     3(a)                      Limited Partnership Agreement of the Registrant, amended and                *
                               restated as of December 15, 1993

     3(b)                      Certificate of Limited Partnership of the Registrant                        **

     10                        Form of Leasing Agent Agreement with Cronos Containers Limited              ***

     27                        Financial Data Schedule                                                     Filed with this document

  (b)                          Reports on Form 8-K

                               No reports on Form 8-K were filed by the
                               Registrant during the quarter ended December 31,
                               1995


--------------------------

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated December 17, 1993, included as part of Registration Statement on Form S-1 (No. 33-69356)

** Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-69356)

*** Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-69356)

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     CRONOS GLOBAL INCOME FUND XV, L.P.

                     By    Cronos Capital Corp.
                           The General Partner

                     By    /s/  John Kallas
                           ------------------------------------------
                           John Kallas
                           Vice President/Treasurer and Chief Financial Officer Principal Accounting Officer

Date:   March 28, 1996

       Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Cronos Capital Corp., the general partner of the Registrant, in the capacities and on the dates indicated:


      Signature                                           Title                                Date


/s/  Dennis J. Tietz                            President and Director of                 March 28, 1996
-------------------------------
Dennis J. Tietz                                     Cronos Capital Corp.
                                                ("CCC") (Principal Executive
                                                       Officer of CCC)

/s/  John Kallas                                 Vice President/Treasurer and             March 28, 1996
-------------------------------
John Kallas                                        Chief Financial Officer
                                                (Principal Accounting Officer
                                                           of CCC)

/s/  Laurence P. Sargent                              Director of CCC                     March 28, 1996
-------------------------------
Laurence P. Sargent


/s/  A. Darrell Ponniah                               Director of CCC                     March 28, 1996
-------------------------------
A. Darrell Ponniah

                            SUPPLEMENTAL INFORMATION

       The Registrant's annual report will be furnished to its limited partners on or about April 30, 1996. Copies of the annual report will be concurrently furnished to the Commission for information purposes only, and shall not be deemed to be filed with the Commission.

                                  EXHIBIT INDEX

    Exhibit
     No.                              Description                                                 Method of Filing
     ---                              -----------                                                 ----------------


     3(a)             Limited Partnership Agreement of the Registrant, amended and                      *
                      restated as of December 15, 1993

     3(b)             Certificate of Limited Partnership of the Registrant                              **

     10               Form of Leasing Agent Agreement with Cronos Containers Limited                    ***

     27               Financial Data Schedule                                                           Filed with this document





-------------------

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated December 17, 1993, included as part of Registration Statement on Form S-1 (No. 33-69356)

** Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-69356)

*** Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-69356)