Form 10-Q
period 1996-03-31
CRONOS GLOBAL INCOME FUND XV LP
filed 1996-05-15
CIK 912605

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                           PERIOD ENDED MARCH 31, 1996

                                TABLE OF CONTENTS

                                                                                                     PAGE

PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

          Balance Sheets - March 31, 1996 (unaudited) and December 31, 1995                            4

          Statements of Operations for the three months ended March 31, 1996 and 1995 (unaudited)      5

          Statements of Cash Flows for the three months ended March 31, 1996 and 1995 (unaudited)      6

          Notes to Financial Statements (unaudited)                                                    7

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of                  10
          Operations


PART II - OTHER INFORMATION

  Item 5. Other Materially Important Events                                                           12

  Item 6. Exhibits and Reports on Form 8-K                                                            13

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of March 31, 1996 and December 31, 1995, statements of operations for the three months ended March 31, 1996 and 1995, and statements of cash flows for the three months ended March 31, 1996 and 1995.

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                                 BALANCE SHEETS

                                   (UNAUDITED)

                                                                 March 31,      December 31,
                                                                    1996            1995
                                                               -------------    -------------
                   Assets
Current assets:
    Cash, includes $1,282,346 at March 31, 1996 and $715,458
       at December 31, 1995 in interest-bearing accounts       $   1,302,892    $     717,359
    Short-term investments                                        15,300,000       33,333,858
    Net lease receivables due from Leasing Company
       (notes 1 and 2)                                             2,221,462        2,130,519
                                                               -------------    -------------
           Total current assets                                   18,824,354       36,181,736
                                                               -------------    -------------

Container rental equipment, at cost                              117,353,650      100,639,251
    Less accumulated depreciation                                  7,940,989        6,375,758
                                                               -------------    -------------
       Net container rental equipment                            109,412,661       94,263,493
                                                               -------------    -------------

Organizational costs, net                                          2,284,529        2,424,105
                                                               -------------    -------------
                                                               $ 130,521,544    $ 132,869,334
                                                               =============    =============
      Liabilities and Partners' Capital

Current liabilities:
    Due to general partner (notes 1 and 3)                     $     189,065    $     118,059
    Interest payable                                                       -           10,967
    Due to manufacturers                                           3,781,300        4,250,500
                                                               -------------    -------------
           Total current liabilities                               3,970,365        4,379,526
                                                               -------------    -------------
Partners' capital (deficit):
    General partner                                                  (39,459)         (41,287)
    Limited partners                                             126,590,638      128,531,095
                                                               -------------    -------------
           Total partners' capital                               126,551,179      128,489,808
                                                               -------------    -------------
                                                               $ 130,521,544    $ 132,869,334
                                                               =============    =============


         The accompanying notes are an integral part of these statements

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                         Three Months Ended
                                                      March 31,      March 31,
                                                        1996           1995
                                                     -----------    -----------

Net lease revenue (notes 1 and 4)                    $ 3,124,126    $ 2,433,690

Other operating expenses:
   Depreciation and amortization                       1,724,455      1,056,784
   Other general and administrative expenses              43,584         24,762
                                                     -----------    -----------
                                                       1,768,039      1,081,546
                                                     -----------    -----------
     Earnings from operations                          1,356,087      1,352,144

Other income (expense):
   Interest income                                       356,916         20,666
   Net gain on disposal of equipment                      21,428          1,971
   Interest expense                                            -       (206,471)
                                                     -----------    -----------
                                                         378,344       (183,834)
                                                     -----------    -----------
     Net earnings                                    $ 1,734,431    $ 1,168,310
                                                     ===========    ===========
Allocation of net earnings:
   General partner                                   $   185,481    $    56,506
   Limited partners                                    1,548,950      1,111,804
                                                     -----------    -----------
                                                     $ 1,734,431    $ 1,168,310
                                                     ===========    ===========
Limited partners' per unit share of net earnings     $       .22    $       .42
                                                     ===========    ===========


         The accompanying notes are an integral part of these statements

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                Three Months Ended
                                                             March 31,       March 31,
                                                               1996            1995
                                                           ------------    ------------

Net cash provided by operating activities                  $  3,331,890    $  2,158,583

Net cash provided by (used in) investing activities:
   Proceeds from sale of container rental equipment             127,886          12,235
   Purchase of container rental equipment                   (16,405,451)     (7,746,927)
   Acquisition fees paid to general partner                    (820,273)       (618,050)
                                                           ------------    ------------

         Net cash used in investing activities              (17,097,838)     (8,352,742)
                                                           ------------    ------------

Cash flows provided by (used in) financing activities:
   Capital contributions                                              -      14,641,600
   Underwriting commissions                                           -      (1,464,160)
   Offering and organizational expenses                          (9,317)       (369,803)
   Distribution to partners                                  (3,673,060)     (1,120,733)
   Borrowings from revolving credit facility                          -       6,644,573
   Repayments to revolving credit facility                            -     (11,258,648)
   Loan origination costs                                             -            (875)
                                                           ------------    ------------

     Net cash provided by (used in) financing activities     (3,682,377)      7,071,954
                                                           ------------    ------------

Net increase (decrease) in cash and cash equivalents        (17,448,325)        877,795

Cash and cash equivalents at January 1                       34,051,217       1,732,203
                                                           ------------    ------------

Cash and cash equivalents at March 31                      $ 16,602,892    $  2,609,998
                                                           ============    ============

Supplemental disclosure for cash flow information:
   Cash paid during the period for:
   Interest                                                $      8,003    $    113,550
                                                           ============    ============

         The accompanying notes are an integral part of these statements

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

(2)   Net Lease Receivables Due from Leasing Company

      Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC, the Leasing Company, and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at March 31, 1996 and December 31, 1995 were as follows:

                                                              March 31,     December 31,
                                                                1996             1995
                                                             ----------     ------------
           Lease receivables, net of doubtful accounts
              of $248,187 at March 31, 1996 and $201,958
              at December 31, 1995                           $4,164,304      $3,857,584
           Less:
           Direct operating payables and accrued expenses       945,144         740,754
           Damage protection reserve                            590,040         537,205
           Base management fees                                 315,938         361,199
           Reimbursed administrative expenses                    91,720          87,907
                                                             ----------      ----------
                                                             $2,221,462      $2,130,519
                                                             ==========      ==========

(3)   Due to General Partner

      The amount due to CCC at March 31, 1996 and December 31, 1995 consists of acquisition fees.

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

(4)   Net Lease Revenue

      Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses to CCC, the Leasing Company, and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three months ended March 31, 1996 and 1995 were as follows:

                                                         Three Months Ended
                                                      March 31,        March 31,
                                                        1996             1995
                                                     ----------       ----------

           Rental revenue                            $4,911,247       $3,431,980
           Rental equipment operating expenses        1,145,699          558,587
           Base management fees                         338,120          248,000
           Reimbursed administrative expenses           303,302          191,703
                                                     ----------       ----------

                                                     $3,124,126       $2,433,690
                                                     ==========       ==========


(5)   Equipment Purchases

      As of March 31, 1996, the Partnership had purchased the following types of equipment:

                                                             Purchased from
                                               Purchased        Container         Total
           Equipment Type                      from CCC       Manufacturers     Purchased
           --------------                      ---------     --------------     ---------
           Dry Cargo Containers:
                  Twenty-foot                   8,357             16,652         25,009
                  Forty-foot                    2,884              5,300          8,184
                  Forty-foot high-cube            397                900          1,297
           Refrigerated Cargo Containers:
                  Twenty-foot                     163                300            463
                  Forty-foot high-cube            100                -              100
           Tank Containers:
                  24,000-liter                    133                 81            214

      The aggregate purchase price (excluding acquisition fees) of the equipment acquired by the Partnership through March 31, 1996 was $112,071,196, of which $108,289,996 was paid from the Net Proceeds of this offering, and $3,781,300 remained payable to equipment manufacturers. Of the aggregate, $39,848,185 of equipment thereof had been acquired from CCC or its affiliates, and $72,223,011 of equipment thereof had been acquired from third-party container manufacturers located in Taiwan, South Korea, India, Indonesia, the People's Republic of China, Italy and the United Kingdom. Equipment acquired from CCC or its affiliates had been purchased by CCC and its affiliates as new equipment, and was resold to the Partnership at cost, minus the net revenues earned by CCC in operating the equipment prior to its resale to the Partnership. At March 31, 1996, the Partnership has committed to purchase from container manufacturers an additional three 24,000-liter tank containers, at an aggregate manufacturers' invoice cost of approximately $75,924 during the second quarter of 1996. The Partnership expects to fully invest the remaining unused proceeds from this offering in container equipment by the end of May 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between March 31, 1996 and December 31, 1995.

      The Registrant initiated its offering of limited partnership interests to the public subsequent to December 17, 1993. The Registrant commenced operations on February 22, 1994 when the minimum subscription proceeds of $2,000,000 was obtained from at least 100 investors (excluding from such count, Pennsylvania residents, the general partner, and affiliates of the general partner). At December 15, 1995, the termination date of the offering, the Registrant had raised $143,031,380 through the offering of limited partnership interests, from which it had paid brokerage commissions, reimbursed CCC for public offering expenses, and purchased equipment. The following table sets forth the use of said subscription proceeds as of March 31, 1996.

                                                                         Percentage of
                                                           Amount        Gross Proceeds
                                                           ------        --------------
             Gross Subscription Proceeds                $143,031,380        100.0%

             Public Offering Expenses:
                 Underwriting Commissions                 14,303,138         10.0%
                 Offering and Organization Expenses        2,977,857          2.1%
                                                        ------------        -----

                 Total Public Offering Expenses           17,280,995         12.1%
                                                        ------------        -----

             Net Proceeds                                125,750,385         87.9%

             Acquisition Fees                              5,414,494          3.8%

             Working Capital Reserve                       1,430,314          1.0%

             Unexpended Proceeds                          10,615,681          7.4%
                                                        ------------        -----

             Gross Proceeds Invested in Equipment       $108,289,896         75.7%
                                                        ============        =====


      During the first quarter of 1996, the Registrant expended $16,405,451 of unused proceeds to purchase an additional 1,450 twenty-foot, 1,400 forty-foot, and 200 forty-foot high-cube dry cargo containers, as well as 300 twenty-foot refrigerated cargo containers and 49 24,000-liter tank containers.

      The Registrant's cash and short-term investment balances as of March 31, 1996 included $10,615,681 in unused proceeds from the offering of limited partnership interests, together with interest earned thereon, and amounts reserved as working capital. At March 31, 1996, the Registrant had committed to purchase from container manufacturers an additional three 24,000-liter tank containers at an aggregate manufacturer's invoice cost of $75,924. The Registrant expects to fully invest the remaining unused proceeds from this offering in container equipment by the end of May 1996.

      The statements contained in the following discussion are based on current expectations. These statements are forward looking and actual results may differ materially. The container leasing market generally softened during the fourth quarter of 1995 and has remained so during the first quarter of 1996. At March 31, 1996, container inventories remained at larger-than-usual levels, resulting in market conditions that subjected the Registrant's fleet to fluctuating utilization levels. Additionally, utilization rates of the Registrant's fleet have been further influenced by the Registrant's efforts to invest the remaining proceeds from its offering. During the first quarter of 1996, the Leasing Company has implemented various marketing strategies, including but not limited to, offering incentives to shipping companies and repositioning containers to high demand locations in order to counter these market conditions. The Leasing Company expects the Registrant to recognize the benefits of these efforts during the next few quarters of 1996. However, per-diem rental rates have recently become subject to downward pressures within the container leasing market. A reduction in per-diem rental rates, combined with current utilization levels, could impact the Registrant's results from operations during the remainder of 1996.

2) Material changes in the results of operations between the three-month periods ended March 31, 1996 and 1995.

      Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to the general partner and its affiliates from the rental billings payable by the Leasing Company to the Registrant. Net lease revenue for the first quarter of 1996 was $3,124,126, an increase of approximately 28% over the first quarter of 1995. Gross rental revenue (a component of net lease revenue) for the quarter was $4,911,247, an increase of 43% over the first quarter of 1995. During 1996, gross rental revenue was primarily impacted by an increase in the Registrant's average fleet size. Average dry cargo container per-diem rental rates declined approximately 4% when compared to the same period in the prior year. Average refrigerated and tank container per-diem rates increased approximately 1% and 3%, respectively, when compared to the same period in the prior year. The Registrant's fleet size, as measured in twenty-foot equivalent units ("TEU"), and average utilization rates at March 31, 1996 and March 31, 1995 were as follows:

                                                      March 31,        March 31,
                                                         1996             1995
                                                      ---------        ---------
         Fleet size (measured in twenty-foot
           equivalent units (TEU))
                Dry cargo containers                    42,387          25,605
                Refrigerated containers                    596             353
                Tank containers                            193              88
         Average utilization
                Dry cargo containers                       80.2%           87.2%
                Refrigerated containers                    64.0%           99.9%
                Tank containers                            89.7%           76.9%

      Utilization rates of the Registrant's fleet may continue to fluctuate and will eventually stabilize, as the Registrant fully invests the remaining unused net proceeds from its offering in container equipment through the first half of 1996.

      Rental equipment operating expenses were 23% of the Registrant's gross lease revenue during the three-month period ended March 31, 1996, as compared to 16% during the three-month period ended March 31, 1995. This increase was largely attributable to an increase in costs associated with the Registrant's growing fleet, and costs associated with fluctuating utilization levels, including handling, storage and repositioning.

      The Registrant disposed of 40 twenty-foot, two forty-foot, and two forty-foot high-cube marine dry cargo containers during 1996, as compared to 54 twenty-foot and 13 forty-foot marine dry cargo containers during 1995. The decision to repair or dispose of a container is made when it is returned by a lessee. This decision is influenced by various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the container when disposed. These factors also influence the amount of sales proceeds received and the related gain on container disposals.

                           PART II - OTHER INFORMATION

Item 5.   Other Materially Important Events

          Equipment Acquisitions

          Pursuant to its undertakings made in its Registration Statement No. 33-69356, Section 7.2 (h) of the Partnership Agreement, the Registrant had purchased the following types of equipment as of March 31, 1996:

                                                                     Purchased                  Registrant's
                                              Purchased from      from Container     Total     Average Cost
          Equipment Type                   the General Partner    Manufacturers    Purchased   Per Container
          --------------                   -------------------    --------------   ---------   -------------
          Dry Cargo Containers:
             Twenty-foot                         8,357                16,652         25,009      $   2,366
             Forty-foot                          2,884                 5,300          8,184      $   3,784
             Forty-foot high-cube                  397                   900          1,297      $   4,061
          Refrigerated Cargo Containers:
             Twenty-foot                           163                   300            463      $  19,889
             Forty-foot high-cube                  100                   -              100      $  23,094
          Tank Containers:
             24,000-liter                          133                    81            214      $  24,031

          The aggregate purchase price (excluding acquisition fees) of the equipment acquired by the Registrant through March 31, 1996, was $112,071,196, of which $108,289,896 was paid from the Net Proceeds of this offering, and $3,781,300 remained payable to equipment manufacturers. Of the aggregate, $39,848,185 of equipment thereof had been acquired from CCC or its affiliates, and $72,223,011 of equipment thereof had been acquired from third-party container manufacturers located in Taiwan, South Korea, India, Indonesia, the People's Republic of China, Italy, and the United Kingdom. Equipment acquired from CCC or its affiliates had been purchased by CCC or its affiliates as new equipment, and was resold to the Registrant at cost, minus the net revenues earned by CCC in operating the equipment prior to its resale to the Registrant. At March 31, 1996, the Registrant has committed to purchase from container manufacturers an additional three 24,000-liter tank containers, at an aggregate manufacturers' invoice cost of approximately $75,924.

                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibit
        No.                         Description                       Method of Filing
      -------                       -----------                       ----------------
       3(a)      Limited Partnership Agreement of the Registrant,     *
                 amended and restated as of December 15, 1993

       3(b)      Certificate of Limited Partnership of the            **
                 Registrant

       10        Form of Leasing Agent Agreement with Cronos          ***
                 Containers Limited

       27        Financial Data Schedule                              Filed with this document

(b)   Reports on Form 8-K

      In lieu of filing a current report on Form 8-K, the Registrant has provided in Part II, Item 5 hereof, a description of its purchase of marine cargo containers during the three-month period ended March 31, 1996.










- ----------------

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

                                    CRONOS GLOBAL INCOME FUND XV, L.P.

                                    By   Cronos Capital Corp.
                                         The General Partner



                                    By    /s/ JOHN KALLAS
                                         ---------------------------------------
                                         John Kallas
                                         Vice President, Chief Financial Officer
                                         Principal Accounting Officer



Date:  May 14, 1996

                                  EXHIBIT INDEX


      Exhibit
        No.                         Description                       Method of Filing
      -------                       -----------                       ----------------
       3(a)      Limited Partnership Agreement of the Registrant,     *
                 amended and restated as of December 15, 1993

       3(b)      Certificate of Limited Partnership of the            **
                 Registrant

       10        Form of Leasing Agent Agreement with Cronos          ***
                 Containers Limited

       27        Financial Data Schedule                              Filed with this document










- ----------------

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated December 17, 1993, included as part of Registration Statement on Form S-1 (No. 33-69356)

** Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-69356)

*** Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-69356)