Form 10-Q
period 1996-06-30
CRONOS GLOBAL INCOME FUND XV LP
filed 1996-08-13
CIK 912605

                                                                         FUND 15

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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
                                      -----    -----

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                           PERIOD ENDED JUNE 30, 1996

                                TABLE OF CONTENTS

                                                                                                            PAGE
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets - June 30, 1996 (unaudited) and December 31, 1995                                    4

          Statements of Operations for the three and six months ended June 30, 1996 and 1995 (unaudited)      5

          Statements of Cash Flows for the six months ended June 30, 1996 and 1995 (unaudited)                6

          Notes to Financial Statements (unaudited)                                                           7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations              10


PART II - OTHER INFORMATION

Item 5.   Other Materially Important Events                                                                  13

Item 6.   Exhibits and Reports on Form 8-K                                                                   14

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of June 30, 1996 and December 31, 1995, statements of operations for the three and six months ended June 30, 1996 and 1995, and statements of cash flows for the six months ended June 30, 1996 and 1995.

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                                 BALANCE SHEETS

                                   (UNAUDITED)

                                                                   June 30,       December 31,
                                                                     1996             1995
                                                                 ------------     ------------
                   Assets
                   ------
Current assets:
     Cash, includes $640,661 at June 30, 1996 and $715,458
         at December 31, 1995 in interest-bearing accounts       $    640,901     $    717,359
     Short-term investments                                         7,683,704       33,333,858
     Net lease receivables due from Leasing Company
         (notes 1 and 2)                                            2,562,497        2,130,519
                                                                 ------------     ------------

              Total current assets                                 10,887,102       36,181,736
                                                                 ------------     ------------

Container rental equipment, at cost                               122,976,730      100,639,251
     Less accumulated depreciation                                  9,689,891        6,375,758
                                                                 ------------     ------------
         Net container rental equipment                           113,286,839       94,263,493
                                                                 ------------     ------------

Organizational costs, net                                           2,135,330        2,424,105
                                                                 ------------     ------------

                                                                 $126,309,271     $132,869,334
                                                                 ============     ============

     Liabilities and Partners' Capital
     ---------------------------------

Current liabilities:
     Due to general partner (notes 1 and 3)                      $    112,719     $    118,059
     Interest payable                                                       -           10,967
     Due to manufacturers                                           1,982,388        4,250,500
                                                                 ------------     ------------

              Total current liabilities                             2,095,107        4,379,526
                                                                 ------------     ------------

Partners' capital (deficit):
     General partner                                                  (49,290)         (41,287)
     Limited partners                                             124,263,454      128,531,095
                                                                 ------------     ------------

              Total partners' capital                             124,214,164      128,489,808
                                                                 ------------     ------------

                                                                 $126,309,271     $132,869,334
                                                                 ============     ============



         The accompanying notes are an integral part of these statements

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                      Three Months Ended              Six Months Ended
                                                   -----------------------        ------------------------
                                                    June 30,     June 30,          June 30,      June 30,
                                                      1996         1995              1996          1995
                                                   ----------   ----------        ----------    ----------
Net lease revenue (notes 1 and 4)                  $3,577,164   $3,173,295        $6,701,290    $5,606,985

Other operating expenses:
     Depreciation and amortization                  1,906,629    1,284,707         3,631,084     2,341,491
     Other general and administrative expenses         46,021       39,704            89,605        64,466
                                                   ----------   ----------        ----------    ----------
                                                    1,952,650    1,324,411         3,720,689     2,405,957
                                                   ----------   ----------        ----------    ----------
         Earnings from operations                   1,624,514    1,848,884         2,980,601     3,201,028

Other income (expense):
     Interest income                                  165,176       19,245           522,092        39,911
     Net gain on disposal of equipment                 13,676        4,795            35,104         6,766
     Interest expense                                       -     (290,565)                -      (497,036)
                                                   ----------   ----------        ----------    ----------
                                                      178,852     (266,525)          557,196      (450,359)
                                                   ----------   ----------        ----------    ----------
         Net earnings                              $1,803,366   $1,582,359        $3,537,797    $2,750,669
                                                   ==========   ==========        ==========    ==========

Allocation of net earnings:
     General partner                               $  197,187   $   74,943        $  382,668    $  131,449
     Limited partners                               1,606,179    1,507,416         3,155,129     2,619,220
                                                   ----------   ----------        ----------    ----------
                                                   $1,803,366   $1,582,359        $3,537,797    $2,750,669
                                                   ==========   ==========        ==========    ==========
Limited partners' per unit
  share of net earnings                            $      .22   $      .42        $      .44    $      .84
                                                   ==========   ==========        ==========    ==========


         The accompanying notes are an integral part of these statements

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                Six Months Ended    Six Months Ended
                                                                    June 30,            June 30,
                                                                      1996                1995
                                                                ----------------    -----------------
Net cash provided by operating activities                         $  6,682,512        $  4,493,834

Cash flows provided by (used in) investing activities:
     Proceeds from sale of container rental equipment                  187,096              44,593
     Purchase of container rental equipment                        (23,607,017)        (25,926,001)
     Acquisition fees to general partner                            (1,166,751)         (1,380,541)
                                                                  ------------        ------------

           Net cash used in investing activities                   (24,586,672)        (27,261,949)
                                                                  ------------        ------------

Cash flows provided by (used in) financing activities:
     Capital contributions                                                   -          33,096,840
     Underwriting commissions                                           (9,011)         (3,309,684)
     Offering and organizational expenses                                    -            (659,167)
     Distributions to partners                                      (7,813,441)         (2,598,741)
     Borrowings from revolving credit facility                               -          24,968,637
     Repayments to revolving credit facility                                 -         (26,591,502)
     Loan origination costs                                                  -                (875)
                                                                  ------------        ------------

           Net cash provided by (used in) financing activities      (7,822,452)         24,905,508
                                                                  ------------        ------------

Net increase (decrease) in cash and cash equivalents               (25,726,612)          2,137,393

Cash and cash equivalents at January 1                              34,051,217           1,732,203
                                                                  ------------        ------------

Cash and cash equivalents at June 30                              $  8,324,605        $  3,869,596
                                                                  ============        ============

Supplemental disclosure for cash flow information:
     Cash paid during the period for:
         Interest                                                 $      8,003        $    376,915
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


                                                                     (Continued)

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

(2)   Net Lease Receivables Due from Leasing Company

      Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC, the Leasing Company, and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 1996 and December 31, 1995 were as follows:

                                                                  June 30,        December 31,
                                                                    1996              1995
                                                                 ----------       ------------
         Lease receivables, net of doubtful accounts
              of $217,932 at June 30, 1996 and $201,958 at
              December 31, 1995                                  $4,715,194        $3,857,584
         Less:
         Direct operating payables and accrued expenses           1,101,369           740,754
         Damage protection reserve                                  607,283           537,205
         Base management fees                                       342,011           361,199
         Reimbursed administrative expenses                         102,034            87,907
                                                                 ----------        ----------
                                                                 $2,562,497        $2,130,519
                                                                 ==========        ==========


(3)   Due to General Partner

      The amounts due to CCC at June 30, 1996 and December 31, 1995 consist of acquisition fees.


                                                                     (Continued)

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

(4)   Net Lease Revenue

      Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses to CCC, the Leasing Company, and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 1996 and 1995 were as follows:

                                                    Three Months Ended              Six Months Ended
                                                  -----------------------      --------------------------
                                                    June 30,    June 30,         June 30,       June 30,
                                                      1996        1995             1996           1995
                                                  ----------   ----------      -----------     ----------
      Rental revenue                              $5,471,690   $4,595,970      $10,382,937     $8,027,950

      Rental equipment operating expenses          1,196,360      861,598        2,342,059      1,420,185
      Base management fees                           382,796      313,305          720,916        561,305
      Reimbursed administrative expenses             315,370      247,772          618,672        439,475
                                                  ----------   ----------      -----------     ----------

                                                  $3,577,164   $3,173,295      $ 6,701,290     $5,606,985
                                                  ==========   ==========      ===========     ==========

(5)   Equipment Purchases

      As of June 30, 1996, the Partnership had purchased the following types of equipment:

                                                                 Purchased from
                                                  Purchased        Container         Total
         Equipment Type                            from CCC       Manufacturers     Purchased
         --------------                           ---------      --------------     ---------
              Dry Cargo Containers:
                  Twenty-foot                       8,357            17,292          25,649
                  Forty-foot                        2,884             5,750           8,634
                  Forty-foot high-cube                397             1,300           1,697
              Refrigerated Cargo Containers:
                  Twenty-foot                         163               300             463
                  Forty-foot high-cube                100                 -             100
              Tank Containers:
                  Twenty-foot                         133                96             229

      The aggregate purchase price (excluding acquisition fees) of the equipment acquired by the Partnership through June 30, 1996, was $117,197,643, of which $115,215,255 was paid from the Net Proceeds of this offering, and $1,982,388 remained payable to equipment manufacturers. Of the aggregate equipment, $39,848,185 thereof had been acquired from CCC or its affiliates and $77,349,458 thereof had been acquired from third-party container manufacturers located in Taiwan, South Korea, India, Indonesia, the People's Republic of China, Italy, Germany, Turkey, Hong Kong and the United Kingdom. Equipment acquired from CCC or its affiliates had been purchased by CCC and its affiliates as new equipment, and was resold to the Partnership at cost, minus the net revenues earned by CCC in operating the equipment prior to its resale to the Partnership. At June 30, 1996, the Partnership has committed to purchase from container manufacturers an additional 117 forty-foot and 100 forty-foot high-cube marine dry cargo containers at an aggregate manufacturers' invoice cost of approximately $1,202,716. These containers are expected to be delivered during July 1996. The remaining unused proceeds will be fully invested in container equipment through these purchase commitments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between June 30, 1996 and December 31, 1995.

      The Registrant initiated its offering of limited partnership interests to the public subsequent to December 17, 1993. The Registrant commenced operations on February 22, 1994 when the minimum subscription proceeds of $2,000,000 was obtained from at least 100 investors (excluding from such count, Pennsylvania residents, the general partner, and affiliates of the general partner). At December 15, 1995, the termination date of the offering, the Registrant had raised $143,031,380 through the offering of limited partnership interests, from which it had paid brokerage commissions, reimbursed CCC for public offering expenses, and purchased equipment. The following table sets forth the use of said subscription proceeds as of June 30, 1996.

                                                                             Percentage of
                                                               Amount       Gross Proceeds
                                                               ------       --------------
         Gross Subscription Proceeds                       $143,031,380          100%

         Public Offering Expenses:
              Underwriting Commissions                       14,303,138         10.0%
                  Offering and Organization Expenses          2,977,551          2.1%
                                                           ------------         ----

                  Total Public Offering Expenses             17,280,689         12.1%
                                                           ------------         ----

         Net Proceeds                                       125,750,691         87.9%

         Acquisition Fees                                     5,760,763          4.0%

         Working Capital Reserve                              1,430,314          1.0%

         Unexpended Proceeds                                  3,344,359          2.3%
                                                           ------------         ----

         Gross Proceeds Invested in Equipment              $115,215,255         80.6%
                                                           ============         ====


      During the second quarter of 1996, the Registrant expended $7,201,566 of unused proceeds to purchase an additional 1,525 twenty-foot, 500 forty-foot, and 300 forty-foot high-cube dry cargo containers, as well as 4 tank containers.

      The Registrant's cash and short-term investment balances as of June 30, 1996 included $3,344,359 in unused proceeds from the offering of limited partnership interests, together with interest earned thereon, and amounts reserved as working capital. Of the $3,344,359 in unused proceeds remaining at June 30, 1996, approximately $1,982,388 was reserved for equipment delivered and payable to equipment manufacturers, and approximately $1,202,716 was reserved for container equipment expected to be delivered during July 1996. The acquisition fees related to these equipment payables and commitments was approximately $159,255.

      The statements contained in the following discussion are based on current expectations. These statements are forward looking and actual results may differ materially. The container leasing market generally softened during the fourth quarter of 1995 and has remained so during the first six months of 1996. At June 30, 1996, container inventories remained at larger-than-usual levels, resulting in market conditions that subjected the Registrant's fleet to fluctuating utilization levels. Additionally, utilization levels of the Registrant's fleet have been further influenced by the Registrant's efforts to invest the remaining proceeds from its offering. Base per-diem rates have become subject to downward pressures arising from a soft container leasing market. During the first six months of 1996, the Leasing Company implemented various marketing strategies, including but not limited to, offering incentives to shipping companies and repositioning containers to high demand locations in order to counter these market conditions. Accordingly, ancillary per-diems have fluctuated favoring a downward trend, while free-day incentives offered to shipping companies have risen. Currently, there are no visible signs of improvements in the leasing market and hence downward pressure on rental rates can be expected in the ensuing quarters. As a result, these leasing markets conditions will continue to impact the Registrant's results from operations during the remainder of 1996.

2) Material changes in the results of operations between the three and six-month periods ended June 30, 1996 and the three and six-month periods ended June 30, 1995.

      Net lease revenue for the three and six-month periods ended June 30, 1996 was $3,577,164 and $6,701,290, respectively, an increase of approximately 13% and 20% from the same periods in the prior year, respectively. Gross rental revenue (a component of net lease revenue) for the three and six-month periods ended June 30, 1996 was $5,471,690 and $10,382,937, respectively, an increase of 19% and 29% from the same periods in the prior year, respectively. During 1996, gross rental revenue was primarily impacted by the Registrant's increase in fleet size resulting from the investment of the remaining unused offering proceeds. Average dry cargo container per-diem rental rates for the three and six-month periods ended June 30, 1996 declined approximately 7% and 6%, respectively, when compared to the same periods in the prior year, respectively. Average refrigerated container per-diem rental rates for the three and six-month periods ended June 30, 1996 increased approximately 19% and 9%, respectively, when compared to the same periods in the prior year, respectively. Average tank container per-diem rental rates for the three and six-month periods ended June 30, 1996 increased approximately 1% and 4%, when compared to the same periods in the prior year, respectively.

      The Registrant's average fleet size and utilization rates for the three and six-month periods ended June 30, 1996 and 1995 were as follows:

                                                       Three Months Ended          Six Months Ended
                                                     ----------------------     -----------------------
                                                     June 30,      June 30,     June 30,       June 30,
                                                       1996          1995         1996           1995
                                                     --------      --------     --------       --------
         Average Fleet Size (measured in
              twenty-foot equivalent units (TEU))
                  Dry cargo containers                45,254        33,183       43,821         34,915
                  Refrigerated cargo containers          663           363          630            363
                  Tank containers                        221           165          207            165
         Average Utilization
                  Dry cargo containers                    82%           88%          81%            88%
                  Refrigerated cargo containers           88%          100%          76%           100%
                  Tank containers                         89%           89%          89%            92%

      Rental equipment operating expenses were 22% and 23% of the Registrant's gross lease revenue during the three and six-month periods ended June 30, 1996, respectively, as compared to 19% and 18% during the three and six-month periods ended June 30, 1995, respectively. Costs associated with lower utilization levels, including handling, storage and repositioning contributed to the increase in the rental equipment operating expenses, as a percentage of gross lease revenue.

                           PART II - OTHER INFORMATION

Item 5. Other Materially Important Events

          Equipment Acquisitions

          Pursuant to its undertakings made in its Registration Statement No. 33-69356, Section 7.2 (h) of the Partnership Agreement, the Registrant had purchased the following types of equipment as of June 30, 1996:

                                                                    Purchased                 Registrant's
                                             Purchased from      from Container     Total     Average Cost
         Equipment Type                    the General Partner    Manufacturers   Purchased   Per Container
         --------------                    -------------------    -------------   ---------   -------------
         Dry Cargo Containers:
              Twenty-foot                        8,357               17,292         25,649       $ 2,363
              Forty-foot                         2,884                5,750          8,634       $ 3,779
              Forty-foot high-cube                 397                1,300          1,697       $ 4,082

         Refrigerated Cargo Containers:
              Twenty-foot                          163                  300            463       $19,889
              Forty-foot high-cube                 100                    -            100       $23,094

         Tank Containers:
              Twenty-foot                          133                   96            229       $24,114

         The aggregate purchase price (excluding acquisition fees) of the equipment acquired by the Registrant through June 30, 1996, was $117,197,643, of which $115,215,255 was paid from the Net Proceeds of this offering, and $1,982,388 remained payable to equipment manufacturers. Of the aggregate equipment, $39,848,185 thereof had been acquired from CCC or its affiliates and $77,349,458 thereof had been acquired from third-party container manufacturers located in Taiwan, South Korea, India, Indonesia, the People's Republic of China, Italy, Germany, Turkey, Hong Kong and the United Kingdom. Equipment acquired from CCC or its affiliates had been purchased by CCC or its affiliates as new equipment, and was resold to the Registrant at cost, minus the net revenues earned by CCC in operating the equipment prior to its resale to the Registrant. At June 30, 1996, the Registrant has committed to purchase from container manufacturers an additional 117 forty-foot and 100 forty-foot high-cube marine dry cargo containers at an aggregate manufacturers' invoice cost of approximately $1,202,716. These containers are expected to be delivered during July 1996. The remaining unused proceeds will be fully invested in container equipment through these purchase commitments.

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

       3(a)    Limited Partnership Agreement of the Registrant, amended and      *
               restated as of December 15, 1993

       3(b)    Certificate of Limited Partnership of the Registrant              **

       10      Form of Leasing Agent Agreement with Cronos Containers Limited    ***

       27      Financial Data Schedule                                           Filed with this document


(b)   Reports on Form 8-K

      In lieu of filing a current report on Form 8-K, the Registrant has provided in Part II, Item 5 hereof, a description of its purchase of marine cargo containers during the three-month period ended June 30, 1996.

 ................

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

                                   CRONOS GLOBAL INCOME FUND XV, L.P.

                                   By  Cronos Capital Corp.
                                       The General Partner

                                   By  /s/ JOHN KALLAS
                                       ----------------------
                                       John Kallas
                                       Vice President, Chief Financial Officer
                                       Principal Accounting Officer

Date:  August 13, 1996

                                  EXHIBIT INDEX

Exhibit
  No.                               Description                                 Method of Filing
- -------                             -----------                                 ----------------
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

 ................

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated December 17, 1993, included as part of Registration Statement on Form S-1 (No. 33-69356)

** Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-69356)

*** Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-69356)