Form 10-Q
period 1996-09-30
CRONOS GLOBAL INCOME FUND XV LP
filed 1996-11-12
CIK 912605

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                       CRONOS GLOBAL INCOME FUND XV, L.P.


                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                         PERIOD ENDED SEPTEMBER 30, 1996

                                TABLE OF CONTENTS

                                                                                                                   PAGE
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets - September 30, 1996 (unaudited) and December 31, 1995                                       4

          Statements of Operations for the three and nine months ended September 30, 1996 and 1995 (unaudited)        5

          Statements of Cash Flows for the nine months ended September 30, 1996 and 1995 (unaudited)                  6

          Notes to Financial Statements (unaudited)                                                                   7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                      10


PART II - OTHER INFORMATION

Item 5.   Other Materially Important Events                                                                          13

Item 6.   Exhibits and Reports on Form 8-K                                                                           14

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of September 30, 1996 and December 31, 1995, statements of operations for the three and nine months ended September 30, 1996 and 1995, and statements of cash flows for the nine months ended September 30, 1996 and 1995.

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                                 BALANCE SHEETS

                                   (UNAUDITED)


                                                                       September 30,        December 31,
                                                                           1996                 1995
                                                                       -------------        ------------
                   Assets
Current assets:
     Cash, includes $1,295,341 at September 30, 1996 and $715,458
         at December 31, 1995 in interest-bearing accounts              $  1,295,827        $    717,359
     Short-term investments                                                4,790,478          33,333,858
     Net lease receivables due from Leasing Company
         (notes 1 and 2)                                                   2,467,010           2,130,519
                                                                        ------------        ------------

              Total current assets                                         8,553,315          36,181,736
                                                                        ------------        ------------

Container rental equipment, at cost                                      123,802,605         100,639,251
     Less accumulated depreciation                                        11,472,195           6,375,758
                                                                        ------------        ------------
         Net container rental equipment                                  112,330,410          94,263,493
                                                                        ------------        ------------

Organizational costs, net                                                  1,986,438           2,424,105
                                                                        ------------        ------------

                                                                        $122,870,163        $132,869,334
                                                                        ============        ============

     Liabilities and Partners' Capital
Current liabilities:
     Due to general partner (notes 1 and 3)                             $     49,550        $    118,059
     Interest payable                                                             --              10,967
     Due to manufacturers                                                    991,000           4,250,500
                                                                        ------------        ------------

              Total current liabilities                                    1,040,550           4,379,526
                                                                        ------------        ------------
Partners' capital (deficit):
     General partner                                                         (28,601)            (41,287)
     Limited partners                                                    121,858,214         128,531,095
                                                                        ------------        ------------

              Total partners' capital                                    121,829,613         128,489,808
                                                                        ------------        ------------

                                                                        $122,870,163        $132,869,334
                                                                        ============        ============


         The accompanying notes are an integral part of these statements

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                         Three Months Ended                     Nine Months Ended
                                                   --------------------------------      ------------------------------
                                                   September 30,       September 30,     September 30,    September 30,
                                                       1996                1995               1996            1995
                                                   -------------       -------------     -------------    -------------

Net lease revenue (notes 1 and 4)                    $3,476,389        $3,570,505        $10,177,679        $9,177,491

Other operating expenses:
     Depreciation and amortization                    1,940,357         1,455,907          5,571,441         3,797,398
     Other general and administrative expenses           45,691             9,348            135,296            73,814
                                                     ----------        ----------        -----------        ----------
                                                      1,986,048         1,465,255          5,706,737         3,871,212
                                                     ----------        ----------        -----------        ----------
         Earnings from operations                     1,490,341         2,105,250          4,470,942         5,306,279

Other income (expense):
     Interest income                                     95,039            26,506            617,131            66,417
     Net gain on disposal of equipment                   44,985            25,582             80,089            32,348
     Interest expense                                        --          (287,639)                --          (784,675)
                                                     ----------        ----------        -----------        ----------
                                                        140,024          (235,551)           697,220          (685,910)
                                                     ----------        ----------        -----------        ----------
         Net earnings                                $1,630,365        $1,869,699        $ 5,168,162        $4,620,369
                                                     ==========        ==========        ===========        ==========
Allocation of net earnings:
     General partner                                 $  221,435        $   99,174        $   604,103        $  230,624
     Limited partners                                 1,408,930         1,770,525          4,564,059         4,389,745
                                                     ----------        ----------        -----------        ----------
                                                     $1,630,365        $1,869,699        $ 5,168,162        $4,620,369
                                                     ==========        ----------        ===========        ==========
Limited partners' per unit
  share of net earnings                              $      .20        $      .40        $       .64        $     1.24
                                                     ==========        ==========        ===========        ==========


         The accompanying notes are an integral part of these statements

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                   Nine Months Ended   Nine Months Ended
                                                                     September 30,       September 30,
                                                                         1996                1995
                                                                   -----------------   -----------------
Net cash provided by operating activities                            $ 10,311,785        $  6,803,569

Cash flows provided by (used in) investing activities:
     Proceeds from sale of container rental equipment                     331,812              76,764
     Purchase of container rental equipment                           (25,496,324)        (33,724,645)
     Acquisition fees to general partner                               (1,274,816)         (2,251,052)
                                                                     ------------        ------------

           Net cash used in investing activities                      (26,439,328)        (35,898,933)
                                                                     ------------        ------------
Cash flows provided by (used in) financing activities:
     Capital contributions                                                     --          54,032,140
     Underwriting commissions                                                  --          (5,403,214)
     Offering and organizational expenses                                  (9,011)         (1,052,338)
     Distributions to partners                                        (11,828,358)         (4,610,672)
     Borrowings from revolving credit facility                                 --          33,060,237
     Repayments to revolving credit facility                                   --         (44,001,726)
     Loan origination costs                                                    --                (875)
                                                                     ------------        ------------

           Net cash provided by (used in) financing activities        (11,837,369)         32,023,552
                                                                     ------------        ------------

Net increase (decrease) in cash and cash equivalents                  (27,964,912)          2,928,188

Cash and cash equivalents at January 1                                 34,051,217           1,732,203
                                                                     ------------        ------------

Cash and cash equivalents at September 30                            $  6,086,305        $  4,660,391
                                                                     ============        ============
Supplemental disclosure for cash flow information:
     Cash paid during the period for:
         Interest                                                    $      8,003        $    640,279
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

(2)   Net Lease Receivables Due from Leasing Company

      Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC, the Leasing Company, and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 1996 and December 31, 1995 were as follows:

                                                                     September 30,       December 31,
                                                                         1996                1995
                                                                     -------------       ------------
         Lease receivables, net of doubtful accounts
              of $118,489 at September 30, 1996 and $201,958 at
              December 31, 1995                                       $4,606,292          $3,857,584
         Less:
         Direct operating payables and accrued expenses                1,083,420             740,754
         Damage protection reserve                                       623,637             537,205
         Base management fees                                            330,981             361,199
         Reimbursed administrative expenses                              101,244              87,907
                                                                      ----------          ----------
                                                                      $2,467,010          $2,130,519
                                                                      ==========          ==========

(3)   Due to General Partner

      The amounts due to CCC at September 30, 1996 and December 31, 1995 consist of acquisition fees.


                                                                     (Continued)

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

(4)   Net Lease Revenue

      Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses to CCC, the Leasing Company, and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 1996 and 1995 were as follows:

                                                       Three Months Ended                Nine Months Ended
                                                 ------------------------------     ----------------------------
                                                 September 30,    September 30,     September 30,  September 30,
                                                     1996             1995              1996           1995
                                                 -------------    -------------     -------------  -------------
      Rental revenue                              $5,595,759       $4,941,181       $15,978,696     $12,969,132
      Rental equipment operating expenses          1,399,868          749,557         3,741,927       2,169,742
      Base management fees                           387,773          338,259         1,108,689         899,564
      Reimbursed administrative expenses             331,729          282,860           950,401         722,335
                                                  ----------       ----------       -----------     -----------
                                                  $3,476,389       $3,570,505       $10,177,679     $ 9,177,491
                                                  ==========       ==========       ===========     ===========

(5)   Equipment Purchases

      As of September 30, 1996, the Partnership had purchased the following types of equipment:

                                                               Purchased from
                                                 Purchased        Container           Total
         Equipment Type                          from CCC       Manufacturers       Purchased
         --------------                          ---------     --------------       ---------
              Dry Cargo Containers:
                  Twenty-foot                      8,357            17,292           25,649
                  Forty-foot                       2,884             5,867            8,751
                  Forty-foot high-cube               397             1,400            1,797
              Refrigerated Cargo Containers:
                  Twenty-foot                        163               300              463
                  Forty-foot high-cube               100                --              100
              Tank Containers:
                  Twenty-foot                        133                96              229

      The aggregate purchase price (excluding acquisition fees) of the equipment acquired by the Partnership through September 30, 1996, was $118,371,769, of which $117,380,769 was paid from the Net Proceeds of this offering, and $991,000 remained payable to equipment manufacturers. Of the aggregate equipment, $39,848,186 thereof had been acquired from CCC or its affiliates and $78,523,583 thereof had been acquired from third-party container manufacturers located in Taiwan, South Korea, India, Indonesia, the People's Republic of China, Italy, Germany, Turkey, Hong Kong and the United Kingdom. Equipment acquired from CCC or its affiliates had been purchased by CCC and its affiliates as new equipment, and was resold to the Partnership at cost, minus the net revenues earned by CCC in operating the equipment prior to its resale to the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between September 30, 1996 and December 31, 1995.

      The Registrant initiated its offering of limited partnership interests to the public subsequent to December 17, 1993. The Registrant commenced operations on February 22, 1994 when the minimum subscription proceeds of $2,000,000 was obtained from at least 100 investors (excluding from such count, Pennsylvania residents, the general partner, and affiliates of the general partner). At December 15, 1995, the termination date of the offering, the Registrant had raised $143,031,380 through the offering of limited partnership interests, from which it had paid brokerage commissions, reimbursed CCC for public offering expenses, and purchased equipment. The following table sets forth the use of said subscription proceeds as of September 30, 1996.

                                                                                Percentage of
                                                             Amount             Gross Proceeds
                                                             ------             --------------
         Gross Subscription Proceeds                     $143,031,380                100%

         Public Offering Expenses:
              Underwriting Commissions                     14,303,138               10.0%
                  Offering and Organization Expenses        2,977,551                2.1%
                                                         ------------                ---

                  Total Public Offering Expenses           17,280,689               12.1%
                                                         ------------                ---

         Net Proceeds                                     125,750,691               87.9%

         Acquisition Fees                                   5,869,038                4.1%

         Working Capital Reserve                            1,430,314                1.0%

         Unexpended Proceeds                                1,070,570                0.7%
                                                         ------------                ---

         Gross Proceeds Invested in Equipment            $117,380,769               82.1%
                                                         ============               ====

      During the third quarter of 1996, the Registrant disbursed $2,165,513 of unexpended proceeds to finance an additional 217 forty-foot and 200 forty-foot high-cube dry cargo containers, as well as 11 tank containers.

      The Registrant's cash and short-term investment balances as of September 30, 1996 included $1,070,570 in unexpended proceeds from the offering of limited partnership interests, together with interest earned thereon, and amounts reserved as working capital. Of the $1,070,570 in unexpended proceeds remaining at September 30, 1996, $991,000 was reserved for equipment delivered during the third quarter of 1996 and payable to equipment manufacturers during the fourth quarter of 1996. The acquisition fees related to these equipment purchases were $49,550. At September 30, 1996, the Registrant has also committed to purchase an additional 50 twenty-foot, 37 forty-foot and 41 forty-foot high-cube dry cargo containers, replacing containers which have been lost or damaged beyond repair, at an aggregate manufacturer's invoice cost of $400,560. Approximately $440,000 in cash generated from equipment sales and reserved as part of the Registrant's September 30, 1996 cash balances, will be used to finance these purchases.

      The statements contained in the following discussion are based on current expectations. These statements are forward looking and actual results may differ materially. Indicative of the cyclical nature of the container leasing business, containerized trade growth slowed in the last quarter of 1995, and excess inventories began to develop. This slowdown has resulted in reduced equipment utilization and lower per-diem rental rates in the container leasing industry during the first nine months of 1996. The Registrant's utilization rates have also been influenced by its efforts to invest unexpended proceeds from its offering, as containers purchased directly from container manufacturers experience an off-hire period while they are marketed and repositioned for initial lease-out. At September 30, 1996, the utililization rates of the Registrant's fleet were 82%, 91%, and 90% for dry, refrigerated, and tank containers respectively. During the first nine months of 1996, the Leasing Company implemented various marketing strategies, including but not limited to, offering incentives to shipping companies and repositioning containers to high demand locations in order to counter the market conditions. Accordingly, ancillary revenues have fallen, and free-day incentives offered to the shipping lines have increased. In addition, rental equipment operating expenses of the Registrant have increased due to higher storage and handling costs associated with the off-hire fleet, and increased repositioning costs. These leasing market conditions are expected to adversely impact the Registrant's results from operations through the remainder of 1996 and into 1997.


2) Material changes in the results of operations between the three and nine-month periods ended September 30, 1996 and the three and nine-month periods ended September 30, 1995.

      Net lease revenue for the three month period ended September 30, 1996 was $3,476,789, a decrease of approximately 3% over the same period in the prior year, reflecting higher rental operating expenses due to the softer container leasing market. Net lease revenue for the nine month period ended September 30, 1996 was $10,177,679, an increase of approximately 11% over the same period in the prior year, resulting from the Registrant's increased fleet size. Gross rental revenue (a component of net lease revenue) for the three and nine-month periods ended September 30, 1996 was $5,595,759 and $15,978,696, respectively, an increase of 13% and 23% from the same periods in the prior year, respectively. During 1996, gross rental revenue was primarily impacted by the Registrant's increase in fleet size resulting from the investment of the remaining unexpended offering proceeds. Average dry cargo container per-diem rental rates for the three and nine-month periods ended September 30, 1996 declined approximately 10% and 6%, respectively, when compared to the same periods in the prior year, respectively. Average refrigerated container per-diem rental rates for the three-month period ended September 30, 1996 decreased approximately 5%, when compared to the same three-month period in the prior year. However, average refrigerated container per-diem rental rates increased 6% for the nine-month period ended September 30, 1996, when compared to the same nine-month period in the prior year. Average tank container per-diem rental rates for the three and nine-month periods ended September 30, 1996 increased approximately 1% and 3%, when compared to the same periods in the prior year, respectively.

      The Registrant's average fleet size and utilization rates for the three and nine-month periods ended September 30, 1996 and 1995 were as follows:

                                                         Three Months Ended                    Nine Months Ended
                                                   -------------------------------     -------------------------------
                                                   September 30,     September 30,     September 30,     September 30,
                                                       1996              1995              1996              1995
                                                   -------------     -------------     -------------     -------------
         Average Fleet Size (measured in
              twenty-foot equivalent units (TEU))
                  Dry cargo containers                 46,507          36,459              44,716           36,983
                  Refrigerated cargo containers           663             363                 641              363
                  Tank containers                         229             165                 214              165
         Average Utilization
                  Dry cargo containers                     83%             88%                 82%              88%
                  Refrigerated cargo containers            93%             99%                 82%              99%
                  Tank containers                          87%             95%                 89%              97%

      Rental equipment operating expenses were 25% and 23% of the Registrant's gross lease revenue during the three and nine-month periods ended September 30, 1996, respectively, as compared to 15% and 17% during the three and nine-month periods ended September 30, 1995, respectively. Costs associated with lower utilization levels, including handling, storage and repositioning contributed to the increase in the rental equipment operating expenses, as a percentage of gross lease revenue.

                           PART II - OTHER INFORMATION


Item 5.   Other Materially Important Events

          Equipment Acquisitions

          Pursuant to its undertakings made in its Registration Statement No. 33-69356, Section 7.2 (h) of the Partnership Agreement, the Registrant had purchased the following types of equipment as of September 30, 1996:


                                                                       Purchased                        Registrant's
                                               Purchased from       from Container         Total        Average Cost
         Equipment Type                      the General Partner     Manufacturers       Purchased      Per Container
         ---------------                     -------------------    --------------       ---------      -------------
         Dry Cargo Containers:
              Twenty-foot                            8,357              17,292            25,649          $ 2,368
              Forty-foot                             2,884               5,867             8,751          $ 3,781
              Forty-foot high-cube                     397               1,400             1,797          $ 4,097
         Refrigerated Cargo Containers:
              Twenty-foot                              163                 300               463          $20,192
              Forty-foot high-cube                     100                  --               100          $23,094
         Tank Containers:
              Twenty-foot                              133                  96               229          $24,164

         The aggregate purchase price (excluding acquisition fees) of the equipment acquired by the Registrant through September 30, 1996, was $118,371,769, of which $117,380,769 was paid from the Net Proceeds of this offering, and $991,000 remained payable to equipment manufacturers. Of the aggregate equipment, $39,848,185 thereof had been acquired from CCC or its affiliates and $78,523,583 thereof had been acquired from third-party container manufacturers located in Taiwan, South Korea, India, Indonesia, the People's Republic of China, Italy, Germany, Turkey, Hong Kong and the United Kingdom. Equipment acquired from CCC or its affiliates had been purchased by CCC or its affiliates as new equipment, and was resold to the Registrant at cost, minus the net revenues earned by CCC in operating the equipment prior to its resale to the Registrant.

                           PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits

       Exhibit
         No.                              Description                                          Method of Filing
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
         3(a)         Limited Partnership Agreement of the Registrant, amended and             *
                      restated as of December 15, 1993

         3(b)         Certificate of Limited Partnership of the Registrant                     **

         10           Form of Leasing Agent Agreement with Cronos Containers Limited           ***

         27           Financial Data Schedule                                                  Filed with this document


(b)   Reports on Form 8-K

      In lieu of filing a current report on Form 8-K, the Registrant has provided in Part II, Item 5 hereof, a description of its purchase of marine cargo containers during the three-month period ended September 30, 1996.







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



                                 CRONOS GLOBAL INCOME FUND XV, L.P.

                                 By  Cronos Capital Corp.
                                     The General Partner



                                 By   /s/ JOHN KALLAS
                                     -----------------------------------------
                                     John Kallas
                                     Vice President, Treasurer
                                     Principal Financial & Accounting Officer



Date:  November 11, 1996

                                  EXHIBIT INDEX


   Exhibit
      No.                                  Description                                  Method of Filing
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