Form 10-Q
period 1997-03-31
CRONOS GLOBAL INCOME FUND XV LP
filed 1997-06-16
CIK 912605

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________


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

                       CRONOS GLOBAL INCOME FUND XV, L.P.


                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                           PERIOD ENDED MARCH 31, 1997

                                TABLE OF CONTENTS


                                                                                                         PAGE
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

          Balance Sheets - March 31, 1997 (unaudited) and December 31, 1996                               4

          Statements of Operations for the three months ended March 31, 1997 and 1996 (unaudited)         5

          Statements of Cash Flows for the three months ended March 31, 1997 and 1996 (unaudited)         6

          Notes to Financial Statements (unaudited)                                                       7

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of
          Operations                                                                                     11


PART II - OTHER INFORMATION

  Item 5. Other Materially Important Events                                                              14

  Item 6. Exhibits and Reports on Form 8-K                                                               15

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         Presented herein are the Registrant's balance sheets as of March 31, 1997 and December 31, 1996, statements of operations for the three months ended March 31, 1997 and 1996, and statements of cash flows for the three months ended March 31, 1997 and 1996.

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                                 BALANCE SHEETS

                                   (UNAUDITED)


                                                                               March 31,         December 31,
                                                                                 1997                1996
                                                                             -------------       -------------
                   Assets
                   ------
Current assets:
    Cash and cash equivalents, includes $3,723,867 at March 31, 1997
       and $5,508,329 at December 31, 1996 in interest-bearing accounts      $   3,756,930       $   5,508,568
    Net lease receivables due from Leasing Company
       (notes 1 and 2)                                                           2,718,929           2,935,397
                                                                             -------------       -------------

           Total current assets                                                  6,475,859           8,343,965
                                                                             -------------       -------------

Container rental equipment, at cost                                            124,283,349         123,720,710
    Less accumulated depreciation                                               15,060,037          13,265,647
                                                                             -------------       -------------
       Net container rental equipment                                          109,223,312         110,455,063
                                                                             -------------       -------------

Organizational costs, net                                                        1,688,652           1,837,545
                                                                             -------------       -------------

                                                                             $ 117,387,823       $ 120,636,573
                                                                             =============       =============

      Liabilities and Partners' Capital
      ---------------------------------
Current liabilities:
    Due to general partner (notes 1 and 3)                                   $          --       $      31,650
    Container rental equipment purchases payable                                        --             633,000
                                                                             -------------       -------------

           Total current liabilities                                                    --             664,650
                                                                             -------------       -------------

Partners' capital (deficit):
    General partner                                                                (19,308)            (19,059)
    Limited partners                                                           117,407,131         119,990,982
                                                                             -------------       -------------

           Total partners' capital                                             117,387,823         119,971,923
                                                                             -------------       -------------

                                                                             $ 117,387,823       $ 120,636,573
                                                                             =============       =============



   The accompanying notes are an integral part of these financial statements.

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                          Three Months Ended
                                                      --------------------------
                                                      March 31,       March 31,
                                                         1997            1996
                                                      ----------      ----------
Net lease revenue (notes 1 and 4)                     $3,141,734      $3,124,126

Other operating expenses:
   Depreciation and amortization                       1,953,480       1,724,455
   Other general and administrative expenses              32,288          43,584
                                                      ----------      ----------

                                                       1,985,768       1,768,039
                                                      ----------      ----------

     Earnings from operations                          1,155,966       1,356,087

Other income:
   Interest income                                        60,806         356,916
   Net gain on disposal of equipment                      25,851          21,428
                                                      ----------      ----------
                                                          86,657         378,344
                                                      ----------      ----------

     Net earnings                                     $1,242,623      $1,734,431
                                                      ==========      ==========

Allocation of net earnings:

   General partner                                    $  191,087      $  185,481
   Limited partners                                    1,051,536       1,548,950
                                                      ----------      ----------

                                                      $1,242,623      $1,734,431
                                                      ==========      ==========

Limited partners' per unit share of net earnings      $      .15      $      .22
                                                      ==========      ==========



   The accompanying notes are an integral part of these financial statements.

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                 Three Months Ended
                                                          -------------------------------
                                                           March 31,           March 31,
                                                              1997               1996
                                                          ------------       ------------
Net cash provided by operating activities                 $  3,293,893       $  3,331,890


Net cash provided by (used in) investing activities:
   Proceeds from sale of container rental equipment             53,105            127,886
   Purchase of container rental equipment                   (1,211,348)       (16,405,451)
   Acquisition fees paid to general partner                    (60,567)          (820,273)
                                                          ------------       ------------


         Net cash used in investing activities              (1,218,810)       (17,097,838)
                                                          ------------       ------------


Cash flows used in financing activities:
   Offering and organizational expenses                             --             (9,317)
   Distribution to partners                                 (3,826,723)        (3,673,060)
                                                          ------------       ------------


         Net cash used in financing activities              (3,826,723)        (3,682,377)
                                                          ------------       ------------


Net decrease in cash and cash equivalents                   (1,751,640)       (17,448,325)


Cash and cash equivalents at January 1                       5,508,570         34,051,217
                                                          ------------       ------------


Cash and cash equivalents at March 31                     $  3,756,930       $ 16,602,892
                                                          ============       ============


Supplemental disclosure for cash flow information:
   Cash paid during the period for:
   Interest                                               $         --       $     10,967
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

         As of March 31, 1997, the Partnership operated 25,753 twenty-foot, 8,716 forty-foot and 1,786 forty-foot high- cube marine dry cargo containers, 463 twenty-foot and 100 forty-foot refrigerated containers and 229 twenty four thousand-liter tanks.


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




                                                                     (Continued)

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


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

         The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

         The interim financial statements presented herewith reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the financial condition and results of operations for the interim periods presented.


(2) Net Lease Receivables Due from Leasing Company

         Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at March 31, 1997 and December 31, 1996 were as follows:

                                                                March 31,      December 31,
                                                                   1997            1996
                                                                ----------     ------------
           Lease receivables, net of doubtful accounts
             of $109,656 at March 31, 1997 and $103,642
             at December 31, 1996                               $4,795,632      $4,774,921
           Less:
           Direct operating payables and accrued expenses        1,278,657       1,121,152
           Damage protection reserve                               353,187         369,212
           Base management fees                                    349,612         347,587
           Reimbursed administrative expenses                       95,247         101,573
                                                                ----------      ----------

                                                                $2,718,929      $2,835,397
                                                                ==========      ==========




                                                                     (Continued)

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3) Due to General Partner

    The amount due to CCC at December 31, 1996 consists of acquisition fees.


(4) Net Lease Revenue

    Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three months ended March 31, 1997 and 1996 were as follows:

                                                          Three Months Ended
                                                       -------------------------
                                                       March 31,       March 31,
                                                          1997           1996
                                                       ----------     ----------
           Rental revenue                              $5,156,869     $4,911,247

           Less:
           Rental equipment operating expenses          1,385,595      1,145,699
           Base management fees                           358,137        338,120
           Reimbursed administrative expenses             271,403        303,302
                                                       ----------     ----------

                                                       $3,141,734     $3,124,126
                                                       ==========     ==========

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(5) Container Rental Equipment Purchases

    As of March 31, 1997, the Partnership had purchased the following types of container rental equipment:

                                                                  Purchased from
                                                    Purchased        Container         Total
           Equipment Type                           from CCC       Manufacturers      Purchased
           --------------                           --------       -------------      ---------
           Dry Cargo Containers:
                  Twenty-foot                        8,357             17,292          25,649
                  Forty-foot                         2,884              5,867           8,751
                  Forty-foot high-cube                 397              1,400           1,797
           Refrigerated Cargo Containers:
                  Twenty-foot                          163                300             463
                  Forty-foot high-cube                 100                 --             100
           Tank Containers:
                  24,000-liter                         133                 96             229

         The aggregate purchase price (excluding acquisition fees) of the equipment acquired by the Partnership through March 31, 1997 was $118,371,769, all of which was paid from the Net Proceeds of this offering. Of the aggregate, $39,848,185 of equipment thereof had been acquired from CCC or its affiliates, and $78,523,583 of equipment thereof had been acquired from third-party container manufacturers located in Taiwan, South Korea, India, Indonesia, the People's Republic of China, Italy and the United Kingdom. Equipment acquired from CCC or its affiliates had been purchased by CCC and its affiliates as new equipment, and was resold to the Partnership at cost, minus the net revenues earned by CCC in operating the equipment prior to its resale to the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between March 31, 1997 and December 31, 1996.

         The Registrant initiated its offering of limited partnership interests to the public subsequent to December 17, 1993. The Registrant commenced operations on February 22, 1994 when the minimum subscription proceeds of $2,000,000 was obtained from at least 100 investors (excluding from such count, Pennsylvania residents, the general partner, and affiliates of the general partner). At December 15, 1995, the termination date of the offering, the Registrant had raised $143,031,380 through the offering of limited partnership interests, from which it had paid brokerage commissions, reimbursed CCC for public offering expenses, and purchased equipment. The following table sets forth the use of said subscription proceeds as of March 31, 1997.

                                                            Percentage of
                                               Amount       Gross Proceeds
                                            ------------    --------------
Gross Subscription Proceeds                 $143,031,380        100.0%

Public Offering Expenses:
    Underwriting Commissions                  14,303,138         10.0%
    Offering and Organization Expenses         2,977,551          2.1%
                                            ------------        -----

    Total Public Offering Expenses            17,280,689         12.1%
                                            ------------        -----

Net Proceeds                                 125,750,691         87.9%

Acquisition Fees                               5,918,588          4.1%

Working Capital Reserve                        1,460,334          1.0%
                                            ------------        -----

Gross Proceeds Invested in Equipment        $118,371,769         82.8%
                                            ============        =====


         During the first quarter of 1997, the Registrant expended $633,000 of unused proceeds to pay for containers purchased and accepted during 1996. Additionally, during the first quarter of 1997, the Registrant expended $578,348 of cash generated from sales proceeds to pay for containers purchased from the general partner and manufacturer during the first quarter of 1997. At March 31, 1997, the Registrant had approximately $170,000 in cash generated from equipment sales reserved as part of its cash balances. Throughout the remainder of 1997, the Registrant expects to continue using cash generated from equipment sales to purchase and replace containers which have been lost or damaged beyond repair.

         Net lease receivables at March 31, 1997 declined 4% when compared to December 31, 1996. Contributing to this change was an increase in direct operating payables and accrued expenses, a component of net lease receivables. Direct operating payables and accrued expenses increased 14% from December 31, 1996 due to the increase in costs associated with lower utilization levels, including handling, storage and repositioning.

         The Registrant's cash distribution from operations for the first quarter of 1997 was 10.0% (annualized) of the limited partners' original capital contribution, a decline from 10.5% (annualized) for the fourth quarter of 1996. These distributions are directly related to the Registrant's results from operations and may fluctuate accordingly.

         During 1996, ocean carriers and other transport companies moved away from leasing containers outright, as declining container prices, favorable interest rates and the abundance of available capital resulted in ocean carriers and transport companies purchasing a larger share of equipment for their own account, reducing the demand for leased containers. Once the demand for leased containers began to fall, per-diem rental rates were also adversely affected. These conditions continued to exist throughout the first quarter of 1997, and had a mixed impact on the Registrant's utilization rates. Dry cargo utilization measured 81% at March 31, 1997, unchanged from December 31, 1996. Refrigerated utilization increased from 84% at December 31, 1996 to 90% at March 31, 1997, while tank container utilization declined from 89% at December 31, 1996 to 85% at March 31, 1997. The Leasing Company continues to implement various marketing strategies, including but not limited to, offering incentives to shipping companies, repositioning containers to high demand locations and focusing towards term leases and other leasing opportunities including the leasing of containers for local storage, in order to counter current leasing market conditions. These conditions are expected to continue throughout 1997, impacting the Registrant's liquidity and capital resources.


2) Material changes in the results of operations between the three-month periods ended March 31, 1997 and 1996.

         Net lease revenue for the first quarter of 1997 was $3,141,734, an increase of approximately 1% from the first quarter of 1996. Gross rental revenue (a component of net lease revenue) for the quarter ended March 31, 1997 was $5,156,869, reflecting an increase of 5% from the same three-month period in 1996. Gross rental revenue was primarily impacted by the sluggish market conditions that existed during 1996 and throughout the first quarter of 1997. These conditions contributed to lower average dry cargo and refrigerated utilization rates. Average dry cargo and refrigerated container per-diem rental rates for the three-month period ended March 31, 1997 declined 6% and 7%, respectively, when compared to the same period in the prior year, while tank container per-diem rental rates remained unchanged.

         The Registrant's average fleet size and utilization rates for the three-month periods ended March 31, 1997 and March 31, 1996 were as follows:

                                                         March 31,   March 31,
                                                           1997        1996
                                                         ---------   ---------
         Fleet size (measured in twenty-foot
           equivalent units (TEU))
                Dry cargo containers                      46,615      42,387
                Refrigerated containers                    1,142         596
                Tank containers                              229         193
         Average utilization
                Dry cargo containers                        81.2%       80.2%
                Refrigerated containers                     90.0%       64.0%
                Tank containers                             85.1%       89.7%

         Utilization rates of the Registrant's fleet fluctuated upward and stabilized, as the Registrant fully invested the remaining unused net proceeds from its offering in container equipment through the first half of 1997.

         Rental equipment operating expenses were 27% of the Registrant's gross lease revenue during the three-month period ended March 31, 1997, as compared to 23% during the three-month period ended March 31, 1996. This increase was largely attributable to an increase in costs associated with the Registrant's growing fleet, and costs associated with fluctuating utilization levels, including handling, storage and repositioning.

         The Registrant disposed of 17 twenty-foot, six forty-foot, and four forty-foot high-cube marine dry cargo containers during the first quarter of 1997, as compared to 40 twenty-foot, two forty-foot and two forty-foot high-cube marine dry cargo containers during the first quarter of 1996. The decision to repair or dispose of a container is made when it is returned by a lessee. This decision is influenced by various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the container when disposed. These factors also influence the amount of sales proceeds received and the related gain on container disposals.

         As reported in the Registrant's Current Report on Form 8-K and Amendment No. 1 to Current Report on Form 8-K, filed with the Commission on February 7, 1997 and February 26, 1997, respectively, Arthur Andersen, London, England, resigned as auditors of The Cronos Group, a Luxembourg Corporation headquartered in Orchard Lea, England (the "Parent Company"), on February 3, 1997.

         The Parent Company is the indirect corporate parent of Cronos Capital Corp., the General Partner of the Registrant. In its letter of resignation to the Parent Company, Arthur Andersen states that it resigned as auditors of the Parent Company and all other entities affiliated with the Parent Company. While its letter of resignation was not addressed to the General Partner or the Registrant, Arthur Andersen confirmed to the General Partner that its resignation as auditors of the entities referred to in its letter of resignation included its resignation as auditors of Cronos Capital Corp. and the Registrant.

         The Registrant does not, at this time, have sufficient information to determine the impact, if any, that the concerns expressed by Arthur Andersen in its letter of resignation may have on the future operating results and financial condition of the Registrant or the Leasing Company's ability to manage the Registrant's fleet in subsequent periods. However, the General Partner of the Registrant does not believe, based upon the information currently available to it, that Arthur Andersen's resignation was triggered by any concern over the accounting policies and procedures followed by the Registrant.

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

         Due to the nature and timing of Arthur Andersen's resignation, the Parent Company and General Partner were unable to name a successor auditor on behalf of the Registrant until it retained Moore Stephens, P.C. ("Moore Stephens") on April 10, 1997, as reported in the Registrant's Current Report on Form 8-K, filed April 14, 1997.


         Cautionary Statement

         This Quarterly Report on Form 10-Q contains statements relating to future results of the Registrant, including certain projections and business trends, that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to changes in: economic conditions; trade policies; demand for and market acceptance of leased marine cargo containers; competitive utilization and per-diem rental rate pressures; as well as other risks and uncertainties, including but not limited to those described in the above discussion of the marine container leasing business under Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations; and those detailed from time to time in the filings of Registrant with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION


Item 5.  Other Materially Important Events

         Equipment Acquisitions

         Pursuant to its undertakings made in its Registration Statement No. 33-69356, Section 7.2 (h) of the Partnership Agreement, the Registrant had purchased the following types of equipment as of March 31, 1997:

                                                                   Purchased                 Registrant's
                                             Purchased from      from Container    Total     Average Cost
         Equipment Type                    the General Partner   Manufacturers   Purchased   Per Container
         --------------                    -------------------   -------------   ---------   -------------
         Dry Cargo Containers:
            Twenty-foot                          8,357              17,292        25,649       $ 2,389
            Forty-foot                           2,884               5,867         8,751       $ 3,813
            Forty-foot high-cube                   397               1,400         1,797       $ 4,124
         Refrigerated Cargo Containers:
            Twenty-foot                            163                 300           463       $20,224
            Forty-foot high-cube                   100                  --           100       $23,146
         Tank Containers:
            24,000-liter                           133                  96           229       $24,341

         The aggregate purchase price (excluding acquisition fees) of the equipment acquired by the Registrant through March 31, 1997, was $118,371,769, all of which was paid from the Net Proceeds of this offering. Of the aggregate, $39,848,185 of equipment thereof had been acquired from CCC or its affiliates, and $78,523,583 of equipment thereof had been acquired from third-party container manufacturers located in Taiwan, South Korea, India, Indonesia, the People's Republic of China, Italy, and the United Kingdom. Equipment acquired from CCC or its affiliates had been purchased by CCC or its affiliates as new equipment, and was resold to the Registrant at cost, minus the net revenues earned by CCC in operating the equipment prior to its resale to the Registrant.

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

         3(a)       Limited Partnership Agreement of the Registrant, amended and          *
                    restated as of December 15, 1993

         3(b)       Certificate of Limited Partnership of the Registrant                  **

        10          Form of Leasing Agent Agreement with Cronos Containers Limited        ***

        27          Financial Data Schedule                                               Filed with this document


(b) Reports on Form 8-K

         In lieu of filing a current report on Form 8-K, the Registrant has provided in Part II, Item 5 hereof, a description of its purchase of marine cargo containers during the three-month period ended March 31, 1997.

         The Registrant filed a Report on Form 8-K, dated February 7, 1997 and Amendment No. 1 to Report on Form 8-K dated February 26, 1997, reporting the resignation of the Registrant's certifying accountant.

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



                                      CRONOS GLOBAL INCOME FUND XV, L.P.

                                      By  Cronos Capital Corp.
                                          The General Partner



                                      By  /s/ JOHN KALLAS
                                          --------------------------------------
                                          John Kallas
                                          Vice President, Treasurer
                                          Principal Finance & Accounting Officer



Date:  June 16, 1997

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