Form 10-Q
period 1997-06-30
CRONOS GLOBAL INCOME FUND XV LP
filed 1997-08-13
CIK 912605

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _______


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

                       CRONOS GLOBAL INCOME FUND XV, L.P.


                      Report on Form 10-Q for the Quarterly
                           Period Ended June 30, 1997

                                TABLE OF CONTENTS

                                                                                                                   PAGE
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

          Balance Sheets - June 30, 1997 (unaudited) and December 31, 1996                                            4

          Statements of Operations for the three and six months ended June 30, 1997 and 1996 (unaudited)              5

          Statements of Cash Flows for the six months ended June 30, 1997 and 1996 (unaudited)                        6

          Notes to Financial Statements (unaudited)                                                                   7

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of                                 10
          Operations


PART II - OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                                                                           13

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of June 30, 1997 and December 31, 1996, statements of operations for the three and six months ended June 30, 1997 and 1996, and statements of cash flows for the six months ended June 30, 1997 and 1996.

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                                 Balance Sheets

                                   (Unaudited)

                                                                            June 30,        December 31,
                                                                              1997             1996
                                                                          -------------    -------------
                   Assets
Current assets:
    Cash and cash equivalents, includes $3,665,221 at June 30, 1997
       and $5,508,329 at December 31, 1996 in interest-bearing accounts   $   3,700,981    $   5,508,568
    Net lease receivables due from Leasing Company
       (notes 1 and 2)                                                        2,768,091        2,835,397
                                                                          -------------    -------------

           Total current assets                                               6,469,072        8,343,965
                                                                          -------------    -------------

Container rental equipment, at cost                                         124,153,386      123,720,710
    Less accumulated depreciation                                            16,852,011       13,265,647
                                                                          -------------    -------------
       Net container rental equipment                                       107,301,375      110,455,063
                                                                          -------------    -------------

Organizational costs, net                                                     1,539,759        1,837,545
                                                                          -------------    -------------

                                                                          $ 115,310,206    $ 120,636,573
                                                                          =============    =============

      Liabilities and Partners' Capital

Current liabilities:
    Due to general partner (notes 1 and 3)                                $           -    $      31,650
    Container rental equipment purchases payable                                      -          633,000
                                                                          -------------    -------------

           Total current liabilities                                                  -          664,650
                                                                          -------------    -------------

Partners' capital (deficit):
    General partner                                                             (60,550)         (19,059)
    Limited partners                                                        115,370,756      119,990,982
                                                                          -------------    -------------

           Total partners' capital                                          115,310,206      119,971,923
                                                                          -------------    -------------

                                                                          $ 115,310,206    $ 120,636,573
                                                                          =============    =============

   The accompanying notes are an integral part of these financial statements.

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                            Statements of Operations

                                   (Unaudited)

                                                      Three Months Ended          Six Months Ended
                                                 --------------------------   -------------------------
                                                   June 30,       June 30,      June 30,      June 30,
                                                    1997            1996         1997           1996
                                                 -----------    -----------   -----------   -----------
Net lease revenue (notes 1 and 4)                $ 3,239,316    $ 3,577,164   $ 6,381,050   $ 6,701,290

Other operating expenses:
     Depreciation and amortization                 1,960,411      1,906,629     3,913,891     3,631,084
     Other general and administrative expenses        59,473         46,021        91,761        89,605
                                                 -----------    -----------   -----------   -----------
                                                   2,019,884      1,952,650     4,005,652     3,720,689
                                                 -----------    -----------   -----------   -----------
         Earnings from operations                  1,219,432      1,624,514     2,375,398     2,980,601

Other income:
     Interest income                                  48,476        165,176       109,282       522,092
     Net gain (loss) on disposal of equipment        (20,673)        13,676         5,178        35,104
                                                 -----------    -----------   -----------   -----------
                                                      27,803        178,852       114,460       557,196
                                                 -----------    -----------   -----------   -----------
         Net earnings                            $ 1,247,235    $ 1,803,366   $ 2,489,858   $ 3,537,797
                                                 ===========    ===========   ===========   ===========

Allocation of net earnings:
     General partner                             $   125,001    $   197,187   $   316,088   $   382,668
     Limited partners                              1,122,234      1,606,179     2,173,770     3,155,129
                                                 -----------    -----------   -----------   -----------
                                                 $ 1,247,235    $ 1,803,366   $ 2,489,858   $ 3,537,797
                                                 ===========    ===========   ===========   ===========
Limited partners' per unit
  share of net earnings                          $       .15    $       .22   $       .30   $       .44
                                                 ===========    ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                            Statements of Cash Flows

                                   (Unaudited)

                                                               Six Months Ended
                                                         ----------------------------
                                                           June 30,         June 30,
                                                             1997            1996
                                                         ------------    ------------
Net cash provided by operating activities                $  6,434,687    $  6,682,512

Cash flows provided by (used in) investing activities:
     Proceeds from sale of container rental equipment         181,195         187,096
     Purchase of container rental equipment                (1,211,348)    (23,607,017)
     Acquisition fees paid to general partner                 (60,547)     (1,166,751)
                                                         ------------    ------------

           Net cash used in investing activities           (1,090,700)    (24,586,672)
                                                         ------------    ------------

Cash flows used in financing activities:
     Underwriting commissions                                       -          (9,011)
     Distributions to partners                             (7,151,576)     (7,813,441)
                                                         ------------    ------------

           Net cash used in financing activities           (7,151,576)     (7,822,452)
                                                         ------------    ------------

Net decrease in cash and cash equivalents                  (1,807,589)    (25,726,612)

Cash and cash equivalents at January 1                      5,508,570      34,051,217
                                                         ------------    ------------

Cash and cash equivalents at June 30                     $  3,700,981    $  8,324,605
                                                         ============    ============

Supplemental disclosure for cash flow information:
     Cash paid during the period for:
         Interest                                        $         -     $      8,003
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

          As of June 30, 1997, the Partnership operated 25,725 twenty-foot, 8,709 forty-foot and 1,783 forty-foot high-cube marine dry cargo containers, 463 twenty-foot and 100 forty-foot refrigerated containers and 228 twenty four thousand-liter tanks.


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


(2)   Net Lease Receivables Due from Leasing Company

      Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 1997 and December 31, 1996 were as follows:

                                                   June 30,   December 31,
                                                     1997        1996
                                                 ----------   ----------
Lease receivables, net of doubtful accounts
   of $125,888 at June 30, 1997 and $103,642
   at December 31, 1996                          $5,020,832   $4,774,921
Less:
Direct operating payables and accrued expenses    1,355,913    1,121,152
Damage protection reserve                           399,378      369,212
Base management fees                                405,202      347,587
Reimbursed administrative expenses                   92,248      101,573
                                                 ----------   ----------

                                                 $2,768,091   $2,835,397
                                                 ==========   ==========

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                     Notes to Unaudited Financial Statements


(3)   Due to General Partner

      The amount due to CCC at December 31, 1996 consists of acquisition fees.


(4)   Net Lease Revenue

      Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 1997 and 1996 were as follows:

                                         Three Months Ended           Six Months Ended
                                      ------------------------    -------------------------
                                        June 30,      June 30,      June 30,       June 30,
                                         1997           1996          1997           1996
                                      -----------   -----------   -----------   -----------
Rental revenue                        $ 5,127,516   $ 5,471,690   $10,284,385   $10,382,937
Less:
Rental equipment operating expenses     1,275,885     1,196,360     2,661,480     2,342,059
Base management fees                      355,550       382,796       713,687       720,916
Reimbursed administrative expenses        256,765       315,370       528,168       618,672
                                      -----------   -----------   -----------   -----------
                                      $ 3,239,316   $ 3,577,164   $ 6,381,050   $ 6,701,290
                                      ===========   ===========   ===========   ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between June 30, 1997 and December 31, 1996.

      During the first quarter of 1997, the Registrant expended $633,000 of unused proceeds to pay for containers purchased and accepted during 1996. Additionally, during the first quarter of 1997, the Registrant expended $578,348 of cash generated from sales proceeds to pay for containers purchased from the general partner and a manufacturer during the first quarter of 1997. At June 30, 1997, the Registrant had approximately $298,000 in cash generated from equipment sales reserved as part of its cash balances. Throughout the remainder of 1997, the Registrant expects to continue using cash generated from equipment sales to purchase and replace containers which have been lost or damaged beyond repair.

      The Registrant's cash distribution from operations for the second quarter of 1997 was 8.25% (annualized) of the limited partners' original capital contribution, unchanged from the first quarter of 1997. These distributions are directly related to the Registrant's results from operations and may fluctuate accordingly.

      During 1996, ocean carriers and other transport companies moved away from leasing containers outright, as declining container prices, favorable interest rates and the abundance of available capital resulted in ocean carriers and transport companies purchasing a larger share of equipment for their own account, reducing the demand for leased containers. Once the demand for leased containers began to fall, per-diem rental rates were also adversely affected, contributing to an uncertain start to 1997. Since the beginning of the year, the container leasing industry has experienced an upward trend in container utilization. The impact of this trend on the utilization rates of the Registrant has been mixed. The Registrant's dry and refrigerated container utilization rates increased from 81% and 91% at December 31, 1996, respectively, to 85% and 97% at June 30, 1997, respectively. However, tank container utilization rates declined from 87% at December 31, 1996 to 84% at June 30, 1997. During 1996, shipping lines and other transport companies had reduced their leased fleets to minimal levels in an attempt to reduce costs. However, increasing cargo volumes and continued equipment imbalances within the container fleets of shipping lines and transport companies have established a need for these companies to replenish their leased fleets.

      Although there has been a general improvement in container utilization rates, per-diem rental rates continue to remain under pressure. The decline in per-diem rental rates from those evidenced during 1996 can be attributed to the following factors: three new leasing companies have offered new containers and low rental rates in an effort to break into the leasing market; established leasing companies have reduced rates to very low levels; and a continued over supply of containers. Although these conditions are expected to continue to impact the Registrant's financial condition and operating performance throughout 1997, the long-term outlook remains a positive one.


2) Material changes in the results of operations between the three and six-month periods ended June 30, 1997 and 1996.

      Net lease revenue for the three and six-month periods ended June 30, 1997 was $3,239,316 and $6,381,050, respectively, a decline of approximately 9% and 5% from the same periods in the prior year, respectively. Gross rental revenue (a component of net lease revenue) for the three and six-month periods ended June 30, 1997 was $5,127,516 and $10,284,385, respectively, reflecting a decrease of 6% and 1% from the same periods in the prior year, respectively. During 1997, gross lease revenue was primarily impacted by a slightly lower fleet size and lower per-diem rental rates. Average dry cargo container per-diem rental rates for the three and six-month periods ended June 30, 1997 declined 9% and 7%, respectively, when compared to the same periods in the prior year. Average refrigerated container per-diem rental rates for the three and six-month periods ended June 30, 1997 declined 18% and 11%, respectively, when compared to the same periods in the prior year. The average tank container per-diem rental rate for the three month period ended June 30, 1997 declined 11% when compared to the same period in the prior year. The tank container per-diem rental rate remained unchanged from the six-month period ended June 30, 1996.

Company's fiscal year and a copy shall be delivered to Executive within fifteen
(15) days thereafter. The Board of Directors shall, in their sole discretion, determine whether such impact goals have been obtained.

        3.4 Withholdings. All compensation and benefits payable to Executive hereunder shall be subject to all federal, state, local and other withholdings and similar taxes and payments required by applicable law.

                                   ARTICLE 4

                     EXPENSE ALLOWANCES AND FRINGE BENEFITS

        4.1     Vacation. Executive shall be entitled to the greater of three
(3) weeks of annual paid vacation or the amount of annual paid vacation to which Executive may become entitled under the terms of Company's vacation policy for employees during the term of this Agreement.

        4.2 Benefits. During the term of this Agreement, the Company shall also provide Executive with the usual health insurance benefits it generally provides to its other senior management employees. As Executive becomes eligible in accordance with criteria to be adopted by the Company, the Company shall provide Executive with the right to participate in and to receive benefits from life, accident, disability, medical, pension, bonus, stock, profit-sharing and savings plans and similar benefits made available generally to employees of the Company as such plans and benefits may be adopted by the Company, provided that Executive shall during the term of this Agreement be entitled to receive at a minimum standard medical and dental benefits similar to those typically afforded to Chief Financial officers in similar sized biotechnology companies. The amount and extent of benefits to which Executive is entitled shall be governed by the specific benefit plan as it may be amended from time to time.

        4.3 Stock Loans. Certain indebtedness in the aggregate amount of $15,000, incurred by the Executive in connection with the purchase of securities from the Company, shall be repaid in accordance with the terms and conditions of the Promissory Note between the Executive and the Company in the form attached hereto as Exhibit A.

        4.4 Relocation Loan. The Company has previously loaned to Executive the principal amount of $87,500 relating to certain relocation expenses. The parties agree that the terms of the loan shall be changed as of the date of this Agreement such that the loan shall have a term ending March 1, 2000 and an interest rate of six percent (6%) per annum. Executive agrees to execute a Promissory Note in the form attached hereto as Exhibit B. Such principal indebtedness and all interest accrued to that

      The Registrant's average fleet size and utilization rates for the three and six-month periods ended June 30, 1997 and June 30, 1996 were as follows:

                                          Three Months Ended     Six Months Ended
                                          ------------------    --------------------
                                           June 30,  June 30,   June 30,    June 30,
                                            1997      1996       1997        1996
                                          --------   -------    -------     --------
Average Fleet Size (measured in
     twenty-foot equivalent units (TEU))
         Dry cargo containers              46,723    45,254    46,646    43,821
         Refrigerated cargo containers        663       663       663       630
         Tank containers                      228       221       229       207
Average Utilization
         Dry cargo containers                  84%       82%       83%       81%
         Refrigerated cargo containers         92%       88%       91%       76%
         Tank containers                       84%       89%       85%       89%

      Utilization rates of the Registrant's fleet fluctuated upward and stabilized, as the Registrant fully invested the remaining net proceeds from its offering in container equipment through the first half of 1997.

      Rental equipment operating expenses were 25% and 26% of the Registrant's gross lease revenue during the three and six-month periods ended June 30, 1997, respectively, as compared to 22% and 23% during the three and six-month periods ended June 30, 1996, respectively. This increase was largely attributable to an increase in costs associated with the Registrant's growing fleet, including handling, storage and repairs.

      The Registrant disposed of 28 twenty-foot, seven forty-foot, and three forty-foot high-cube marine dry cargo as well as one twenty four-thousand liter tank container during the second quarter of 1997, as compared to 12 twenty-foot, nine forty-foot and one forty-foot high-cube marine dry cargo containers during the second quarter of 1996. The decision to repair or dispose of a container is made when it is returned by a lessee. This decision is influenced by various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the container when disposed. These factors also influence the amount of sales proceeds received and the related gain on container disposals.

      As reported in the Registrant's Current Report on Form 8-K and Amendment No. 1 to Current Report on Form 8-K, filed with the Commission on February 7, 1997 and February 26, 1997, respectively, Arthur Andersen, London, England, resigned as auditors of The Cronos Group, a Luxembourg Corporation headquartered in Orchard Lea, England (the "Parent Company"), on February 3, 1997.

      The Parent Company is the indirect corporate parent of Cronos Capital Corp., the general partner of the Registrant. In its letter of resignation to the Parent Company, Arthur Andersen states that it resigned as auditors of the Parent Company and all other entities affiliated with the Parent Company. While its letter of resignation was not addressed to the general partner or the Registrant, Arthur Andersen confirmed to the general partner that its resignation as auditors of the entities referred to in its letter of resignation included its resignation as auditors of Cronos Capital Corp. and the Registrant. Following Arthur Andersen's resignation, the Parent Company subsequently received notification from the Securities and Exchange Commission that it was conducting a private investigation of the Parent Company regarding the events and circumstances leading to Arthur Andersen's resignation. The results of this investigation are still pending. Accordingly, the Registrant does not, at this time, have sufficient information to determine the impact, if any, that the Securities and Exchange Commission investigation of the Parent Company and the concerns expressed by Arthur Andersen in its letter of resignation may have on the future operating results and financial condition of the Registrant or the Leasing Company's ability to manage the Registrant's fleet in subsequent periods. However, the general partner of the Registrant does not believe, based upon the information currently available to it, that Arthur Andersen's resignation was triggered by any concern over the accounting policies and procedures followed by the Registrant.

      Arthur Andersen's report on the financial statements of Cronos Capital Corp. and the Registrant, for either of the previous two years, has not contained an adverse opinion or a disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope, or accounting principles. During the Registrant's previous two fiscal years and the subsequent interim period preceding Arthur Andersen's resignation, there have been no disagreements between Cronos Capital Corp. or the Registrant and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

      The Registrant retained a new auditor, Moore Stephens, P.C. ("Moore Stephens") on April 10, 1997, as reported in the Registrant's Current Report on Form 8-K, filed April 14, 1997.

      The President of the Leasing Company, a subsidiary of the Parent Company, along with two marketing Vice Presidents, resigned in June 1997. These vacancies were filled by qualified, long-time employees who average over 15 years of experience in the container leasing industry, therefore providing continuity in the management of the Leasing Company. The Registrant and general partner do not believe these changes will have a material impact on the future operating results and financial condition of the Registrant.


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



                            CRONOS GLOBAL INCOME FUND XV, L.P.

                            By     Cronos Capital Corp.
                                   The General Partner



                            By      /s/ JOHN KALLAS
                                   ---------------------------------------
                                   John Kallas
                                   Vice President, Treasurer
                                   Principal Finance & Accounting Officer



Date:  August 14, 1997

                                  EXHIBIT INDEX




             Exhibit
               No.                      Description                                         Method of Filing
             -------                    -----------                                         ----------------
               3(a)      Limited Partnership Agreement of the Registrant, amended and       *
                         restated as of December 15, 1997

               3(b)      Certificate of Limited Partnership of the Registrant               **

               10        Form of Leasing Agreement with Cronos Containers Limited

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