Form 10-Q
period 1997-09-30
CRONOS GLOBAL INCOME FUND XV LP
filed 1997-11-10
CIK 912605

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO
        ________


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

                       CRONOS GLOBAL INCOME FUND XV, L.P.


                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                         PERIOD ENDED SEPTEMBER 30, 1997

                                TABLE OF CONTENTS


                                                                                                                PAGE
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets - September 30, 1997 (unaudited) and December 31, 1996                                     4

         Statements of Operations for the three and nine months ended September 30, 1997 and 1996 (unaudited)      5

         Statements of Cash Flows for the nine months ended September 30, 1997 and 1996 (unaudited)                6

         Notes to Financial Statements (unaudited)                                                                 7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                    10


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                                         13

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

        Presented herein are the Registrant's balance sheets as of September 30, 1997 and December 31, 1996, statements of operations for the three and nine months ended September 30, 1997 and 1996, and statements of cash flows for the nine months ended September 30, 1997 and 1996.

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                                 BALANCE SHEETS

                                   (UNAUDITED)


                                                                                 September 30,           December 31,
                                                                                     1997                    1996
                                                                                 -------------           -------------
               Assets
Current assets:
   Cash and cash equivalents, includes $3,517,573 at September 30, 1997
      and $5,508,329 at December 31, 1996 in interest-bearing accounts           $   3,965,649           $   5,508,568
   Net lease receivables due from Leasing Company
      (notes 1 and 2)                                                                3,127,523               2,835,397
                                                                                 -------------           -------------

         Total current assets                                                        7,093,172               8,343,965
                                                                                 -------------           -------------

Container rental equipment, at cost                                                124,252,743             123,720,710
   Less accumulated depreciation                                                    18,640,518              13,265,647
                                                                                 -------------           -------------
      Net container rental equipment                                               105,612,225             110,455,063
                                                                                 -------------           -------------

Organizational costs, net                                                            1,390,866               1,837,545
                                                                                 -------------           -------------

                                                                                 $ 114,096,263           $ 120,636,573
                                                                                 =============           =============

  Liabilities and Partners' Capital

Current liabilities:
   Due to general partner (notes 1 and 3)                                        $        --             $      31,650
   Container rental equipment purchases payable                                           --                   633,000
                                                                                 -------------           -------------

         Total current liabilities                                                        --                   664,650
                                                                                 -------------           -------------

Partners' capital (deficit):
   General partner                                                                     (11,313)                (19,059)
   Limited partners                                                                114,107,576             119,990,982
                                                                                 -------------           -------------

         Total partners' capital                                                   114,096,263             119,971,923
                                                                                 -------------           -------------

                                                                                 $ 114,096,263           $ 120,636,573
                                                                                 =============           =============


   The accompanying notes are an integral part of these financial statements.

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                              Three Months Ended                    Nine Months Ended
                                                       -------------------------------       -------------------------------
                                                       September 30,      September 30,      September 30,      September 30,
                                                           1997               1996               1997               1996
                                                       ------------       ------------       ------------       ------------


Net lease revenue (notes 1 and 4)                      $  3,782,655       $  3,476,389       $ 10,163,705       $ 10,177,679

Other operating expenses:
    Depreciation and amortization                         1,958,809          1,940,357          5,872,700          5,571,441
    Other general and administrative expenses                38,637             45,691            130,398            135,296
                                                       ------------       ------------       ------------       ------------
                                                          1,997,446          1,986,048          6,003,098          5,706,737
                                                       ------------       ------------       ------------       ------------
        Earnings from operations                          1,785,209          1,490,341          4,160,607          4,470,942

Other income:
    Interest income                                          44,139             95,039            153,421            617,131
    Net gain on disposal of equipment                        61,997             44,985             67,175             80,089
                                                       ------------       ------------       ------------       ------------
                                                            106,136            140,024            220,596            697,220
                                                       ------------       ------------       ------------       ------------
        Net earnings                                   $  1,891,345       $  1,630,365       $  4,381,203       $  5,168,162
                                                       ============       ============       ============       ============

Allocation of net earnings:
    General partner                                    $    204,501       $    221,435       $    520,589       $    604,103
    Limited partners                                      1,686,844          1,408,930          3,860,614          4,564,059
                                                       ------------       ------------       ------------       ------------
                                                       $  1,891,345       $  1,630,365       $  4,381,203       $  5,168,162
                                                       ============       ============       ============       ============
Limited partners' per unit
  share of net earnings                                $        .24       $        .20       $        .54       $        .64
                                                       ============       ============       ============       ============


   The accompanying notes are an integral part of these financial statements.

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                         Nine Months Ended
                                                                -------------------------------------
                                                                September 30,           September 30,
                                                                     1997                    1996
                                                                -------------           -------------

Net cash provided by operating activities                       $   9,933,130           $  10,311,785

Cash flows provided by (used in) investing activities:
    Proceeds from sale of container rental equipment                  276,741                 331,812
    Purchase of container rental equipment                         (1,424,714)            (25,496,324)
    Acquisition fees to general partner                               (71,215)             (1,274,816)
                                                                -------------           -------------

         Net cash used in investing activities                     (1,219,188)            (26,439,328)
                                                                -------------           -------------

Cash flows used in financing activities:
    Offering and organizational expenses                                 --                    (9,011)
    Distributions to partners                                     (10,256,863)            (11,828,358)
                                                                -------------           -------------
         Net cash used in financing activities                    (10,256,863)            (11,837,369)
                                                                -------------           -------------

Net decrease in cash and cash equivalents                          (1,542,921)            (27,964,912)

Cash and cash equivalents at January 1                              5,508,570              34,051,217
                                                                -------------           -------------

Cash and cash equivalents at September 30                       $   3,965,649           $   6,086,305
                                                                =============           =============

Supplemental disclosure for cash flow information:
    Cash paid during the period for:
        Interest                                                $        --             $       8,003
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

                As of September 30, 1997, the Partnership operated 25,780 twenty-foot, 8,701 forty-foot and 1,781 forty-foot high-cube marine dry cargo containers, 463 twenty-foot and 100 forty-foot refrigerated containers and 228 twenty four thousand-liter tanks.


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


        (2)     Net Lease Receivables Due from Leasing Company

                Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 1997 and December 31, 1996 were as follows:

                                                           September 30,         December 31,
                                                               1997                  1996
                                                           ------------          ------------
Lease receivables, net of doubtful accounts
   of $204,144 at September 30, 1997 and $103,642
   at December 31, 1996                                    $  5,064,218          $  4,774,921
Less:
Direct operating payables and accrued expenses                1,138,941             1,121,152
Damage protection reserve                                       336,820               369,212
Base management fees                                            365,410               347,587
Reimbursed administrative expenses                               95,524               101,573
                                                           ------------          ------------

                                                           $  3,127,523          $  2,835,397
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


(4)     Net Lease Revenue

        Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 1997 and 1996 were as follows:

                                                     Three Months Ended                          Nine Months Ended
                                             ----------------------------------          ----------------------------------
                                             September 30,         September 30,         September 30,         September 30,
                                                 1997                  1996                  1997                  1996
                                             ------------          ------------          ------------          ------------

Rental revenue                               $  5,324,516          $  5,595,759          $ 15,608,901          $ 15,978,696
Less:
Rental equipment operating expenses               910,003             1,399,868             3,571,483             3,741,927
Base management fees                              367,907               387,773             1,081,594             1,108,689
Reimbursed administrative expenses                263,951               331,729               792,119               950,401
                                             ------------          ------------          ------------          ------------
                                             $  3,782,655          $  3,476,389          $ 10,163,705          $ 10,177,679
                                             ============          ============          ============          ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between September 30, 1997 and December 31, 1996.

        During the first quarter of 1997, the Registrant expended $633,000 of unused offering proceeds to pay for containers purchased and accepted during 1996. Additionally, during the first quarter of 1997, the Registrant expended $578,348 of cash generated from sales proceeds to purchase and replace containers which have been lost or damaged beyond repair. At September 30, 1997, the Registrant had approximately $170,000 in cash generated from equipment sales reserved as part of its cash balances for container purchases.

        The Registrant's cash distribution from operations for the third quarter of 1997 was 8.25% (annualized) of the limited partners' original capital contribution, unchanged from the second quarter of 1997. These distributions are directly related to the Registrant's results from operations and may fluctuate accordingly.

        During 1996, ocean carriers and other transport companies moved away from leasing containers outright, as declining container prices, favorable interest rates and the abundance of available capital resulted in ocean carriers and transport companies purchasing a larger share of equipment for their own account, reducing their need for leased containers. Once the demand for leased containers began to fall, per-diem rental rates were also adversely affected. Since the beginning of 1997, the container leasing industry has experienced a modest recovery as indicated by an upward trend in container utilization. The impact of this trend on the utilization rates of the Registrant has been mixed. The Registrant's dry and tank container utilization rates increased from 81% and 87% at December 31, 1996, respectively, to 86% and 89% at September 30, 1997, respectively. However, refrigerated container utilization rates declined from 91% at December 31, 1996 to 89% at September 30, 1997. Increasing cargo volumes and continuing equipment imbalances within the container fleets of shipping lines and transport companies have re-established a need for these companies to replenish their leased fleets during 1997.

        Although there has been an improvement in container utilization rates, per-diem rental rates continue to remain under pressure as a result of the following factors: start-up leasing companies offering new containers and low rental rates in an effort to break into the leasing market; established leasing companies reducing rates to very low levels; and a continuing oversupply of containers. The recent volatility of the Hong Kong and other Asian financial markets and its impact on trade, shipping, and container leasing, especially intra-Asia and Asia-Europe routes, has yet to be determined. While these conditions could impact the Registrant's financial condition and operating performance through the remainder of 1997 and first half of 1998, the Registrant is well positioned to take advantage of further improvements in the container leasing market.


2) Material changes in the results of operations between the three and nine-month periods ended September 30, 1997 and 1996.

        Gross rental revenue (a component of net lease revenue) for the three and nine-month periods ended September 30, 1997 was $5,324,516 and $15,608,901, respectively, reflecting a decline of 5% and 2% from the same respective periods in the prior year. During 1997, gross lease revenue was primarily impacted by lower per-diem rental rates. Average dry cargo container per-diem rental rates for the three and nine-month periods ended September 30, 1997 declined 11% and 8%, respectively, when compared to the same periods in the prior year. Average refrigerated container per-diem rental rates for the nine month period ended September 30, 1997 declined 9% when compared to each of the three and nine-month periods in the prior year. The average tank container per-diem rental rate for the three and nine-month periods ended September 30, 1997 declined 4% and 1%, respectively, when compared to the same periods in the prior year.

        The Registrant's average fleet size and utilization rates for the three and nine-month periods ended September 30, 1997 and September 30, 1996 were as follows:


                                                   Three Months Ended                Nine Months Ended
                                             ------------------------------    ------------------------------
                                             September 30,    September 30,    September 30,    September 30,
                                                 1997             1996             1997             1996
                                             -------------    -------------    -------------    -------------

Average Fleet Size (measured in
   twenty-foot equivalent units (TEU))
       Dry cargo containers                     46,739           46,507           46,674           44,716
       Refrigerated cargo containers               663              663              663              641
       Tank containers                             228              229              229              214
Average Utilization
       Dry cargo containers                         86%              83%              84%              82%
       Refrigerated cargo containers                93%              93%              92%              82%
       Tank containers                              86%              87%              85%              89%

        Rental equipment operating expenses were 17% and 23%, respectively, of the Registrant's gross lease revenue during the three and nine-month periods ended September 30, 1997, as compared to 25% and 23%, respectively, during the three and nine-month periods ended September 30, 1996. This increase was largely attributable to a decline in costs associated with higher utilization, including handling, storage and repositioning. Base management fees declined 5% and 2%, respectively, from the same three and nine-month periods in the prior year as a result of lower gross rental revenues. The decline in base management fees, combined with the declines in rental equipment operating expenses and reimbursed administrative expenses, off-set the decline in gross rental revenue, resulting in favorable net lease revenue for the three and nine-month periods ended September 30, 1997.

        The Registrant disposed of 46 twenty-foot, 10 forty-foot, and one forty-foot high-cube marine dry cargo container during the third quarter of 1997, as compared to 42 twenty-foot and three forty-foot marine dry cargo containers during the third quarter of 1996. The decision to repair or dispose of a container is made when it is returned by a lessee. This decision is influenced by various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the container when disposed. These factors also influence the amount of sales proceeds received and the related gain on container disposals.

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

a)      Exhibits

        Exhibit
           No.                            Description                             Method of Filing
        -------                           -----------                             ----------------

          3(a)    Limited Partnership Agreement of the Registrant,                *
                  amended and restated as of December 15, 1993

          3(b)    Certificate of Limited Partnership of the Registrant            **

          10      Form of Leasing Agent Agreement with Cronos Containers          ***
                  Limited

          27      Financial Data Schedule                                         Filed with this document


(b)     Reports on Form 8-K

        No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1997.




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



                                      CRONOS GLOBAL INCOME FUND XV, L.P.

                                      By  Cronos Capital Corp.
                                          The General Partner



                                      By  /s/ JOHN KALLAS
                                          ------------------------------------
                                          John Kallas
                                          Vice President, Treasurer
                                          Principal Finance & Accounting Officer



Date: November 10, 1997

                                  EXHIBIT INDEX



        Exhibit
           No.                            Description                             Method of Filing
        -------                           -----------                             ----------------

          3(a)    Limited Partnership Agreement of the Registrant,                *
                  amended and restated as of December 15, 1993

          3(b)    Certificate of Limited Partnership of the Registrant            **

          10      Form of Leasing Agent Agreement with Cronos Containers          ***
                  Limited

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