Form 10-Q
period 1998-03-31
CRONOS GLOBAL INCOME FUND XV LP
filed 1998-05-11
CIK 912605

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM___________TO __________


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

                       CRONOS GLOBAL INCOME FUND XV, L.P.


                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                              ENDED MARCH 31, 1998

                                TABLE OF CONTENTS



                                                                               PAGE
PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements

         Balance Sheets - March 31, 1998 (unaudited) and December 31, 1997      4

         Statements of Operations for the three months ended March 31,
            1998 and 1997 (unaudited)                                           5

         Statements of Cash Flows for the three months ended
            March 31, 1998 and 1997 (unaudited)                                 6

         Notes to Financial Statements (unaudited)                              7

 Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                               10


PART II - OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K                                       14

                         PART I - FINANCIAL INFORMATION


 Item 1. Financial Statements

         Presented herein are the Registrant's balance sheets as of March 31, 1998 and December 31, 1997, statements of operations for the three months ended March 31, 1998 and 1997, and statements of cash flows for the three months ended March 31, 1998 and 1997.

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                                 BALANCE SHEETS

                                   (UNAUDITED)


                                                                 March 31,        December 31,
                                                                    1998              1997
                                                                ------------      ------------
                 Assets
Current assets:
   Cash and cash equivalents, includes $5,167,507 at March
      31, 1998 and $4,789,301 at December 31, 1997 in
      interest-bearing accounts                                 $  5,181,198      $  4,789,501
   Net lease receivables due from Leasing Company
      (notes 1 and 2)                                              2,897,705         2,909,486
                                                                ------------      ------------

         Total current assets                                      8,078,903         7,698,987
                                                                ------------      ------------

Container rental equipment, at cost                              123,987,058       124,148,108
   Less accumulated depreciation                                  22,207,546        20,429,936
                                                                ------------      ------------
      Net container rental equipment                             101,779,512       103,718,172
                                                                ------------      ------------

Organizational costs, net                                             85,328           102,050
                                                                ------------      ------------

                                                                $109,943,743      $111,519,209
                                                                ============      ============

            Partners' Capital

Partners' capital:
   General partner                                              $        118      $        190
   Limited partners                                              109,943,625       111,519,019
                                                                ------------      ------------

         Total partners' capital                                 109,943,743       111,519,209
                                                                ------------      ------------

                                                                $109,943,743      $111,519,209
                                                                ============      ============


   The accompanying notes are an integral part of these financial statements.

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                         Three Months Ended
                                                      --------------------------
                                                       March 31,      March 31,
                                                         1998            1997
                                                      ----------      ----------
Net lease revenue (notes 1 and 3)                     $3,306,704      $3,141,734

Other operating expenses:
  Depreciation                                         1,827,012       1,953,480
  Other general and administrative expenses               44,672          32,288
                                                      ----------      ----------
                                                       1,871,684       1,985,768
                                                      ----------      ----------
    Earnings from operations                           1,435,020       1,155,966

Other income:
  Interest income                                         67,111          60,806
  Net gain on disposal of equipment                       27,691          25,851
                                                      ----------      ----------
                                                          94,802          86,657
                                                      ----------      ----------

    Net earnings                                      $1,529,822      $1,242,623
                                                      ==========      ==========

Allocation of net earnings:
  General partner                                     $  155,192      $  191,087
  Limited partners                                     1,374,630       1,051,536
                                                      ----------      ----------

                                                      $1,529,822      $1,242,623
                                                      ==========      ==========

Limited partners' per unit share of net earnings      $     0.19      $     0.15
                                                      ==========      ==========



   The accompanying notes are an integral part of these financial statements.

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                  Three Months Ended
                                                            -----------------------------
                                                             March 31,         March 31,
                                                               1998              1997
                                                            -----------       -----------
Net cash provided by operating activities                   $ 3,385,291       $ 3,293,893

Cash flows provided by (used in) investing activities:
  Proceeds from disposal of equipment                           111,693            53,105
  Purchase of container rental equipment                             --        (1,211,348)
  Acquisition fees paid to general partner                           --           (60,567)
                                                            -----------       -----------

Net cash provided by (used in) investing activities             111,693        (1,218,810)
                                                            -----------       -----------

Cash flows used in financing activities:
  Distribution to partners                                   (3,105,287)       (3,826,723)
                                                            -----------       -----------


Net increase (decrease) in cash and cash equivalents            391,697        (1,751,640)


Cash and cash equivalents at January 1                        4,789,501         5,508,570
                                                            -----------       -----------


Cash and cash equivalents at March 31                       $ 5,181,198       $ 3,756,930
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

         As of March 31, 1998, the Partnership operated 25,710 twenty-foot, 8,688 forty-foot and 1,781 forty-foot high-cube marine dry cargo containers, 463 twenty-foot and 100 forty-foot refrigerated containers and 227 twenty four thousand-liter tanks.

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

         The interim financial statements presented herewith reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the financial condition and results of operations for the interim period presented.


(2)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at March 31, 1998 and December 31, 1997 were as follows:

                                                                              March 31,      December 31,
                                                                                 1998            1997
                                                                              ----------      ----------
         Lease receivables, net of doubtful accounts of
            $465,552 at March 31, 1998 and $370,548 at December 31, 1997      $4,824,670      $4,883,934
         Less:
         Direct operating payables and accrued expenses                        1,054,250       1,137,321
         Damage protection reserve                                               427,293         366,343
         Base management fees                                                    354,598         371,926
         Reimbursed administrative expenses                                       90,824          98,858
                                                                              ----------      ----------

                                                                              $2,897,705      $2,909,486
                                                                              ==========      ==========


                                                                     (Continued)

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three-month periods ended March 31, 1998 and 1997 were as follows:


                                                       Three Months Ended
                                                  --------------------------
                                                    March 31,      March 31,
                                                      1998           1997
                                                  ------------     ---------
         Rental revenue                           $5,042,139      $5,156,869
         Less:
         Rental equipment operating expenses       1,051,820       1,385,595
         Base management fees                        347,849         358,137
         Reimbursed administrative expenses          335,766         271,403
                                                  ----------      ----------

                                                  $3,306,704      $3,141,734
                                                  ==========      ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between March 31, 1998 and December 31, 1997.

     At March 31, 1998, the Registrant had $5,181,198 in cash and cash equivalents, an increase of $391,697 from the December 31, 1997 cash balances. At March 31, 1998, the Registrant had approximately $372,000 in cash generated from equipment sales reserved as part of its cash balances. Throughout the remainder of 1998, the Registrant expects to continue using cash generated from equipment sales to purchase and replace containers which have been lost or damaged beyond repair.

     The Registrant's cash distribution from operations for the first quarter of 1998 was 8.25% (annualized) of the limited partners' original capital contributions, unchanged from the fourth quarter of 1997. These distributions are directly related to the Registrant's results from operations and may fluctuate accordingly.

     Market conditions that existed during 1997 persisted through the first quarter of 1998. Low container prices, favorable interest rates and the abundance of available capital continued to discourage ocean carriers and other transport companies from leasing containers at levels comparable to previous years. By the end of 1997, the volatility of the Hong Kong and other Asian financial markets began to negatively impact trade, shipping and container leasing. As a result, the impact of this trend on utilization rates of the Registrant has been mixed. The Registrant's dry cargo and refrigerated container utilization rates declined from 84% and 90%, respectively, at December 31, 1997 to 81% and 85%, respectively, at March 31, 1998. Tank container utilization rates increased from 87% at December 31, 1997 to 90% at March 31, 1998. Per-diem rental rates continued to remain under pressure as a result of the following factors: start-up leasing companies offering new containers and low rental rates in an effort to break into the leasing market; established leasing companies reducing rates to very low levels; and a continuing oversupply of containers. These leasing market conditions impacted the Registrant's financial condition and operating performance during the first quarter of 1998.

2) Material changes in the results of operations between the three-month period ended March 31, 1998 and 1997.

     Gross rental revenue (a component of net lease revenue) for the three-month period ended March 31, 1998 was $5,042,139, reflecting a decline of 2% from the same period in the prior year. Gross lease revenue was primarily impacted by lower per-diem rental rates. Dry cargo container average per-diem rental rates for the three-month period ended March 31, 1998 declined 10% when compared to the same period in the prior year. Refrigerated container average per-diem rental rates for the three-month period ended March 31, 1998 declined 3% when compared to the same three-month period in the prior year. Tank container average per-diem rental rate for the three-month period ended March 31, 1998 declined 9% when compared to the same period in the prior year.

     The Registrant's average fleet size and utilization rates for the three-month periods ended March 31, 1998 and March 31, 1997 were as follows:

                                                               Three Months Ended
                                                            --------------------------
                                                            March 31,       March 31,
                                                               1998            1997
                                                            -----------      ---------
         Average fleet size (measured in twenty-foot
            equivalent units (TEU))
               Dry cargo containers                           46,682         46,615
               Refrigerated containers                           663          1,142
               Tank containers                                   227            229
         Average Utilization
               Dry cargo containers                             81.5%          81.2%
               Refrigerated containers                          86.3%          90.0%
               Tank containers                                  87.1%          85.1%


     Rental equipment operating expenses were 21% of the Registrant's gross lease revenue during the three-month period ended March 31, 1998, as compared to 27% during the three-month period ended March 31, 1997. This decrease was largely attributable to a decline in costs associated with higher utilization, including handling, storage and repositioning. Base management fees declined 3% from the same three-month period in the prior year as a result of lower gross rental revenues.

     The Registrant disposed of 57 twenty-foot and nine forty-foot marine dry cargo containers during the first quarter of 1998, as compared to 13 twenty-foot, four forty-foot, and one forty-foot high-cube marine dry cargo containers as well as one twenty four-thousand liter tank during the fourth quarter of 1997. The decision to repair or dispose of a container is made when it is returned by a lessee. This decision is influenced by various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the container when disposed. These factors also influence the amount of sales proceeds received and the related gain on container disposals.

     As reported in the Registrant's Current Report on Form 8-K and Amendment No. 1 to Current Report on Form 8-K, filed with the Commission on February 7, 1997 and February 26, 1997, respectively, Arthur Andersen, London, England, resigned as auditors of The Cronos Group, a Luxembourg Corporation headquartered in Orchard Lea, England (The "Parent Company"), on February 3, 1997.

     The Parent Company is the indirect corporate parent of CCC, the General Partner of the Registrant. In its letter of resignation to the Parent Company, Arthur Andersen stated that it resigned as auditors of the Parent Company and all other entities affiliated with the Parent Company. While its letter of resignation was not addressed to CCC, Arthur Andersen confirmed to CCC that its resignation as auditors of the entities referred to in its letter of resignation included its resignation as auditors of CCC and the Registrant.

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

     During the Registrant's 1995 fiscal year and the subsequent interim period preceding Arthur Andersen's resignation, there were no disagreements between CCC or the Registrant and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

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

     In 1993, the Parent Company negotiated a credit facility (herinafter, the "Credit Facility") with several banks for the use of the Parent Company and its affiliates, including CCC. At December 31, 1996, approximately $73,500,000 in principal indebtedness was outstanding under the Credit Facility. As a party to the Credit Facility, CCC is jointly and severally liable for the repayment of all principal and interest owed under the Credit Facility. The obligations of CCC, and the five other subsidiaries of the Parent Company that are borrowers under the Credit Facility, are guaranteed by the Parent Company.

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

     The terms of the Agreement and its Amendment also provide for additional security over shares in the subsidiary of the Parent Company that owns the head office of the Parent Company's container leasing operations. They also provided for the loans to Stefan M. Palatin, the Chairman of the Parent Company (the "Chairman") and its Chief Executive Officer (and a Director of
     CCC), of approximately $5,990,000 and $3,700,000 (totaling approximately $9,690,000) to be restructured as obligations of the Chairman to another subsidiary of the Parent Company. These obligations have been collaterally assigned to the lending banks, together with the pledge of 1,000,000 shares of the Parent Company's Common Stock owned by the Chairman. These 1,000,000 shares represent 11% of the issued and outstanding shares of Common Stock of the Parent Company as of December 31, 1997. The shares of the Parent Company are traded on NASDAQ (CRNSF). (The Chairman, including the 1,000,000 shares pledged to the banks, owns approximately 55% of the issued and outstanding shares of Common Stock of the Parent Company as of December 31, 1997). Additionally, CCC granted the lending banks a security interest in the fees to which it is entitled for the services it renders to the container leasing partnerships of which it acts as general partner, including its fee income payable by the Registrant.

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

     Year 2000

     The Registrant relies upon the financial and operational systems provided by the Leasing company and its affiliates, as well as the systems provided by other independent third parties to service the three primary areas of its business: investor processing/maintenance; container leasing/asset tracking; and accounting finance. The Registrant has received confirmation from its third-party investor processing/maintenance vendor that their system is Year 2000 compliant. The Registrant does not expect a material increase in it vendor servicing fee to reimburse Year 2000 costs. Container leasing/asset tracking and accounting/finance services are provided to the Registrant by CCC and its affiliate, Cronos Containers Limited (the "Leasing Company"), pursuant to the respective Limited Partnership Agreement and Leasing Agent Agreement. CCC and the Leasing Company have initiated a program to prepare their systems and applications for the Year 2000. Preliminary studies indicate that testing, conversion and upgrading of system applications is expected to cost CCC and the Leasing Company less than $500,000. Pursuant to the Limited Partnership Agreement, CCC or the Leasing Company, may not seek reimbursement of data processing costs associated with the Year 2000 program. The financial impact of making these required system changes is not expected to be material to the Registrant's financial position, results of operations or cash flows.

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
         3(a)    Limited Partnership Agreement of the Registrant,      *
                 amended and restated as of December 15, 1993

         3(b)    Certificate of Limited Partnership of the             **
                 Registrant

         10      Form of Leasing Agent Agreement with Cronos           ***
                 Containers Limited

         27      Financial Data Schedule                               Filed with this document


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1998.



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



                                  CRONOS GLOBAL INCOME FUND XV, L.P.

                                  By   Cronos Capital Corp.
                                       The General Partner



                                  By    /s/ DENNIS J. TIETZ
                                       -----------------------------------------
                                       Dennis J. Tietz
                                       President and Director of Cronos Capital
                                       Corp. ("CCC")
                                       Principal Executive Officer of CCC



Date: May 15, 1998

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