Form 10-Q
period 1998-06-30
CRONOS GLOBAL INCOME FUND XV LP
filed 1998-08-13
CIK 912605

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______


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

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                               ENDED JUNE 30, 1998

                                TABLE OF CONTENTS


                                                                                                                     PAGE
                                                                                                                     ----
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements
           Balance Sheets - June 30, 1998 (unaudited) and December 31, 1997                                             4
           Statements of Operations for the three and six months ended June 30, 1998 and 1997 (unaudited)               5
           Statements of Cash Flows for the six months ended June 30, 1998 and 1997 (unaudited)                         6
           Notes to Financial Statements (unaudited)                                                                    7
  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                       10
  Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                                  12

PART II -  OTHER INFORMATION
  Item 1.  Legal Proceedings                                                                                           13
  Item 3.  Defaults Upon Senior Securities                                                                             14
  Item 5.  Other Information                                                                                           14
  Item 6.  Exhibits and Reports on Form 8-K                                                                            16

                         PART I - FINANCIAL INFORMATION


  Item 1. Financial Statements

          Presented herein are the Registrant's balance sheets as of June 30, 1998 and December 31, 1997, statements of operations for the three and six months ended June 30, 1998 and 1997, and statements of cash flows for the six months ended June 30, 1998 and 1997.

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                                 BALANCE SHEETS

                                   (UNAUDITED)


                                                                                               June 30,            December 31,
                                                                                                1998                  1997
                                                                                            -------------         -------------
                    Assets
Current assets:
    Cash and cash equivalents, includes $5,782,769 at June 30, 1998 and $4,789,301
       at December 31, 1997 in interest-bearing accounts                                    $   5,782,869         $   4,789,501
    Net lease receivables due from Leasing Company
       (notes 1 and 2)                                                                          2,687,411             2,909,486
                                                                                            -------------         -------------

           Total current assets                                                                 8,470,280             7,698,987
                                                                                            -------------         -------------

Container rental equipment, at cost                                                           123,894,498           124,148,108
    Less accumulated depreciation                                                              23,994,294            20,429,936
                                                                                            -------------         -------------
       Net container rental equipment                                                          99,900,204           103,718,172
                                                                                            -------------         -------------

Organizational costs, net                                                                          68,606               102,050
                                                                                            -------------         -------------

                                                                                            $ 108,439,090         $ 111,519,209
                                                                                            =============         =============
               Partners' Capital

Partners' capital:
    General partner                                                                         $         343         $         190
    Limited partners                                                                          108,438,747           111,519,019
                                                                                            -------------         -------------

           Total partners' capital                                                            108,439,090           111,519,209
                                                                                            -------------         -------------

                                                                                            $ 108,439,090         $ 111,519,209
                                                                                            =============         =============


   The accompanying notes are an integral part of these financial statements.

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                            Three Months Ended                          Six Months Ended
                                                   ----------------------------------         ----------------------------------
                                                      June 30,             June 30,              June 30,             June 30,
                                                       1998                 1997                  1998                  1997
                                                   -------------        -------------         -------------        -------------
Net lease revenue (notes 1 and 3)                  $   3,353,697        $   3,239,316         $   6,660,401        $   6,381,050

Other operating expenses:
    Depreciation                                       1,826,067            1,960,411             3,653,079            3,913,891
    Other general and administrative expenses             40,944               59,473                85,616               91,761
                                                   -------------        -------------         -------------        -------------
                                                       1,867,011            2,019,884             3,738,695            4,005,652
                                                   -------------        -------------         -------------        -------------

       Earnings from operations                        1,486,686            1,219,432             2,921,706            2,375,398

Other income (loss):
    Interest income                                       75,954               48,476               143,065              109,282
    Net gain (loss) on disposal of equipment              37,994              (20,673)               65,685                5,178
                                                   -------------        -------------         -------------        -------------
                                                         113,948               27,803               208,750              114,460
                                                   -------------        -------------         -------------        -------------

       Net earnings                                $   1,600,634        $   1,247,235         $   3,130,456        $   2,489,858
                                                   =============        =============         =============        =============

Allocation of net earnings:
    General partner                                $     155,490        $     125,001         $     310,682        $     316,088
    Limited partners                                   1,445,144            1,122,234             2,819,774            2,173,770
                                                   -------------        -------------         -------------        -------------

                                                   $   1,600,634        $   1,247,235         $   3,130,456        $   2,489,858
                                                   =============        =============         =============        =============

Limited partners' per unit share of net earnings   $        0.20        $        0.15         $        0.39        $        0.30
                                                   =============        =============         =============        =============


   The accompanying notes are an integral part of these financial statements.

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                             Six Months Ended
                                                                    -----------------------------------
                                                                       June 30,             June 30,
                                                                         1998                 1997
                                                                    -------------         -------------
Net cash provided by operating activities                           $   6,959,646         $   6,434,687

Cash flows provided by (used in) investing activities:
    Proceeds from disposal of equipment                                   244,295               181,195
    Purchase of container rental equipment                                     --            (1,211,348)
    Acquisition fees paid to general partner                                   --               (60,547)
                                                                    -------------         -------------

       Net cash provided by (used in) investing activities                244,295            (1,090,700)
                                                                    -------------         -------------

Cash flows used in financing activities:
    Distribution to partners                                           (6,210,573)           (7,151,576)
                                                                    -------------         -------------


Net increase (decrease) in cash and cash equivalents                      993,368            (1,807,589)


Cash and cash equivalents at January 1                                  4,789,501             5,508,570
                                                                    -------------         -------------


Cash and cash equivalents at June 30                                $   5,782,869         $   3,700,981
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

          As of June 30, 1998, the Partnership operated 25,687 twenty-foot, 8,677 forty-foot and 1,781 forty-foot high-cube marine dry cargo containers, 463 twenty-foot and 100 forty-foot refrigerated containers and 227 twenty-four thousand-liter tanks.

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


(2)   Net Lease Receivables Due from Leasing Company

      Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 1998 and December 31, 1997 were as follows:


                                                                   June 30,          December 31,
                                                                     1998                1997
                                                                 -------------       -------------
Lease receivables, net of doubtful accounts of $409,624
  at June 30, 1998 and $370,548 at December 31, 1997             $   4,674,496       $   4,883,934
Less:
Direct operating payables and accrued expenses                       1,142,052           1,137,321
Damage protection reserve                                              396,423             366,343
Base management fees                                                   360,543             371,926
Reimbursed administrative expenses                                      88,067              98,858
                                                                 -------------       -------------
                                                                 $   2,687,411       $   2,909,486
                                                                 =============       =============


                                                                     (Continued)

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)   Net Lease Revenue

      Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 1998 and 1997 were as follows:


                                                      Three Months Ended                        Six Months Ended
                                             ----------------------------------        ----------------------------------
                                                June 30,             June 30,             June 30,             June 30,
                                                  1998                 1997                 1998                 1997
                                             -------------        -------------        -------------        -------------
Rental revenue                               $   5,031,476        $   5,127,516        $  10,073,615        $  10,284,385
Less:
Rental equipment operating expenses              1,087,909            1,275,885            2,139,729            2,661,480
Base management fees                               342,617              355,550              690,466              713,687
Reimbursed administrative expenses                 247,253              256,765              583,019              528,168
                                             -------------        -------------        -------------        -------------
                                             $   3,353,697        $   3,239,316        $   6,660,401        $   6,381,050
                                             =============        =============        =============        =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.


1) Material changes in financial condition between June 30, 1998 and December 31, 1997.

      At June 30, 1998, the Registrant had $5,782,869 in cash and cash equivalents, an increase of $993,368 from the December 31, 1997 cash balances. At June 30, 1998, the Registrant had approximately $505,000 in cash generated from equipment sales reserved as part of its cash balances. Throughout the remainder of 1998, the Registrant expects to continue using cash generated from equipment sales to purchase and replace containers which have been lost or damaged beyond repair.

      The Registrant's cash distribution from operations for the second quarter of 1998 was 8.25% (annualized) of the limited partners' original capital contributions, unchanged from the first quarter of 1998. These distributions are directly related to the Registrant's results from operations and may fluctuate accordingly.

      Imbalances and reductions in trade volumes, fueled by the economic crisis in Asia, continue to affect the container leasing market and Partnership operations. Containerships leaving Asia are operating at full capacity. Yet, on the return eastbound trip they are going back to Asia with only a fraction of their holds utilized. This results in a shortage of containers available for exporting cargo from Asia and a surplus of containers in locations of low demand. As a consequence of this imbalance, container leasing companies are repositioning empty containers from low-demand locations back to Asian ports in order to keep equipment at the source of cargo and, at the same time, reduce the effects of additional depot charges for idle equipment and lost revenue. While there is a cost incurred when repositioning an empty container, revenue is lost while it is in transit. In spite of these market pressures, strong trade with other parts of the world is compensating for the imbalances with Asia. There is renewed demand for leased containers in locations such as Mexico, Canada, China, and areas of Europe where trade volumes of containerized goods are prospering. In light of the current market conditions, the Registrant's focus remains centered on strategic planning in order to reduce equipment imbalances and on improving collections to maximize returns.


2) Material changes in the results of operations between the three and six-month periods ended June 30, 1998 and 1997.

      Net lease revenue for the three and six-month periods ended June 30, 1998 was $3,353,697 and $6,660,401, respectively, and increase of 4% from the same respective periods in the prior year. Gross rental revenue (a component of net lease revenue) for the three and six-month periods ended June 30, 1998 was $5,031,476 and $10,073,615, respectively, reflecting a decline of 2% from the same respective periods in the prior year. Gross lease revenue was primarily impacted by lower per-diem rental rates. Dry cargo container average per-diem rental rates for the three and six-month periods ended June 30, 1998 declined 4% and 7%, respectively, when compared to the respective periods in the prior year. Refrigerated container average per-diem rental rates for the three and six-month periods ended June 30, 1998 declined 4% when compared to the same three and six-month periods in the prior year. Tank container average per-diem rental rates for the three and six-month periods ended June 30, 1998 increased 2% and decreased 4% when compared to the same periods in the prior year.

      The Registrant's average fleet size and utilization rates for the three and six-month periods ended June 30, 1998 and June 30, 1997 were as follows:


                                                          Three Months Ended                Six Months Ended
                                                     ---------------------------       ---------------------------
                                                      June 30,         June 30,         June 30,         June 30,
                                                        1998             1997            1998              1997
                                                     ----------       ----------       ----------       ----------
Average fleet size (measured in twenty-foot
    equivalent units (TEU))
       Dry cargo containers                              46,621           46,723           46,656           46,646
       Refrigerated containers                              663              663              663              663
       Tank containers                                      227              228              227              229
Average Utilization
       Dry cargo containers                                  81%              84%              81%              83%
       Refrigerated containers                               92%              92%              89%              91%
       Tank containers                                       90%              84%              89%              85%


      Rental equipment operating expenses were 22% and 21%, respectively, of the Registrant's gross lease revenue during the three and six-month periods ended June 30, 1998, as compared to 25% and 26%, respectively, of the Registrant's gross lease revenue during the three and six-month periods ended June 30, 1997. This decrease was largely attributable to a decline in costs associated with higher utilization, including handling, storage and repositioning.

      The Registrant disposed of 23 twenty-foot and 11 forty-foot marine dry cargo containers during the second quarter of 1998, as compared to 28 twenty-foot, seven forty-foot, and three forty-foot high-cube marine dry cargo as well as one twenty four-thousand liter tank container during the second quarter of 1997. The decision to repair or dispose of a container is made when it is returned by a lessee. This decision is influenced by various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the container when disposed. These factors also influence the amount of sales proceeds received and the related gain on container disposals.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

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

         The Registrant retained a new auditor, Moore Stephens, P.C. on April 10, 1997, as reported in its Current Report on Form 8-K, filed April 14, 1997.

         In connection with its resignation, Arthur Andersen also prepared a report pursuant to Section 10A(b)(2) of the Securities Exchange Act of 1934 as amended, for filing by the Parent Company with the Securities and Exchange Commission ("SEC") citing its inability to obtain what it considered to be adequate responses to its inquiries primarily regarding the payment of $1.5 million purportedly in respect of professional fees relating to a proposed strategic alliance. This sum was returned to the Parent Company in January 1997.

         Following the report of Arthur Andersen, the SEC, on February 10, 1997, commenced a private investigation of the Parent Company for the purpose of investigating the matters discussed in such report and related matters. The SEC's investigation can result in several types of civil or administrative sanctions against the Parent Company and individuals associated with the Parent Company, including the assessment of monetary penalties. Actions taken by the SEC do not preclude additional actions by any other federal, civil or criminal authorities or by other regulatory organizations or by third parties.

         The SEC's investigation is continuing, and some of the Parent Company's present and former officers and directors and others associated with the Parent Company have given testimony. However, no conclusion of any alleged wrongdoing by the Parent Company or any individual has been communicated to the Parent Company by the SEC.

         The Registrant does not believe that the focus of the SEC's investigation is upon the Registrant or CCC. CCC is unable to predict the outcome of the SEC's ongoing private investigation of the Parent Company.

         As reported in the Registrant's Current Report on Form 8-K, filed with the SEC on May 21, 1998, the Parent Company reported that its Chairman and CEO, Stefan M. Palatin, was suspended from his duties pending the investigation of fraud charges against him by Austrian government authorities. On June 8, 1998, the Parent Company's Board of Directors removed Mr. Palatin as Managing Director and Chief Executive Officer. Mr. Palatin resigned from the Board of Directors of the Parent Company on July 6, 1998. Mr. Rudolf J. Weissenberger has been appointed to replace Mr. Palatin as an executive director and Chief Executive Officer. Also, on June 8, 1998, the Board approved a proposal to add two independent directors to the Board. The Board engaged legal counsel to provide legal advice and commence legal action, if appropriate, against former officers or directors of the Parent Company (including Mr. Palatin) if it is determined that they engaged in any misfeasance or improper self-dealing.

         Mr. Palatin had been a director of CCC; he resigned from his position as director on April 23, 1998.

         CCC further understands that Austrian authorities have initiated investigations of persons in addition to Mr. Palatin, including Mr. Weissenberger and Dr. Axel Friedberg. Dr. Friedberg has been a non-executive director of the Parent Company since 1997. Such investigations, which are still pending, have not resulted in any action being taken against Messrs. Weissenberger or Friedberg, and each has informed the Parent Company that they do not believe that there is any basis for any action to be taken against them.

Item 3.  Defaults Upon Senior Securities

         See Item 5. Other Information.


Item 5.  Other Information

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

         Following negotiations in 1997 with the banks providing the Credit Facility, an Amended and Restated Credit Agreement was executed in June 1997, subject to various actions being taken by the Parent Company and its subsidiaries, primarily relating to the provision of additional collateral. This Agreement was further amended in July 1997 and the provisions of the Agreement and its Amendment converted the facility to a term loan, payable in installments, with a final maturity date of May 31, 1998. The terms of the Agreement and its Amendment also provided for additional security over shares in the subsidiary of the Parent Company that owns the head office of the Parent Company's container leasing operations. They also provided for the loans to the former Chairman of $5,900,000 and $3,700,000 to be restructured as obligations of the former Chairman to another subsidiary of the Parent Company (not
         CCC), together with the pledge to this subsidiary company of 2,030,303 Common Shares beneficially owned by him in the Parent Company as security for these loans. They further provided for the assignment of these loans to the lending banks, together with the pledge of 1,000,000 shares and the assignment of the rights of the Parent Company in respect of the other 1,030,303 shares. Additionally, CCC granted the lending banks a security interest in the fees to which it is entitled for the services it renders to the container leasing partnerships of which it acts as general partner, including its fee income payable by the Registrant. The Parent Company did not repay the Credit Facility at the amended maturity date of May 31, 1998.

         On June 30, 1998, the Parent Company entered into a third amendment (the "Third Amendment") to the Credit Facility. The Third Amendment became effective as of that date, subject to the satisfaction thereafter of various conditions, including: the Parent Company must deliver its audited financial statements for 1997 by a specified date and; on or prior to July 30, 1998, the Parent Company must furnish proof that any defaults under any other indebtedness have been waived and must also furnish various legal opinions, officers' certificates and other loan documentation. Under the Third Amendment, the remaining principal amount of $36,800,000 will be amortized in varying monthly amounts commencing on July 31, 1998 with $26,950,000 due on September 30 and a final maturity date of January 8, 1999. All of these conditions will be fulfilled by August 14, 1998.

         The directors of the Parent Company are pursuing alternative sources of financing to meet the amended repayment obligations under the Third Amendment. Failure to meet revised lending terms would constitute an event of default with the lenders. The declaration of an event of default would result in further defaults with other lenders under loan agreement cross-default provisions. Should a default of the term loans be enforced, the Parent Company and CCC may be unable to continue as going concerns.

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

         CCC is unable to determine the impact, if any, these concerns may have on the future operating results and financial condition of the Registrant or CCC and the Leasing Company's ability to manage the Registrant's fleet in subsequent periods.

Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits


   Exhibit
    No.                            Description                                 Method of Filing
   -------                         -----------                                 ----------------
    3(a)      Limited Partnership Agreement of the Registrant, amended         *
              and restated as of December 15, 1993

    3(b)      Certificate of Limited Partnership of the Registrant             **

    10        Form of Leasing Agent Agreement with Cronos Containers           ***
              Limited

    27        Financial Data Schedule                                          Filed with this document


(b)   Reports on Form 8-K

      On May 21, 1998, the Registrant filed a Report on Form 8-K reporting changes on the board of directors of the Parent Company.








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




                   CRONOS GLOBAL INCOME FUND XV, L.P.


                   By     Cronos Capital Corp.
                          The General Partner




                   By     /s/ Dennis J. Tietz
                          ------------------------------------------------------
                          Dennis J. Tietz
                          President and Director of Cronos Capital Corp. ("CCC") Principal Executive Officer of CCC




Date: August 14, 1998

                                  EXHIBIT INDEX



   Exhibit
    No.                            Description                                 Method of Filing
   -------                         -----------                                 ----------------
    3(a)      Limited Partnership Agreement of the Registrant, amended         *
              and restated as of December 15, 1993

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