Form 10-Q
period 1998-09-30
CRONOS GLOBAL INCOME FUND XV LP
filed 1998-11-12
CIK 912605

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM ____________ TO ____________


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

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                            ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS


                                                                                                                        PAGE
PART I --  FINANCIAL INFORMATION

  Item 1.     Financial Statements

              Balance Sheets - September 30, 1998 (unaudited) and December 31, 1997                                        4

              Statements of Operations for the three and nine months ended September 30, 1998 and 1997 (unaudited)         5

              Statements of Cash Flows for the nine months ended September 30, 1998 and 1997 (unaudited)                   6

              Notes to Financial Statements (unaudited)                                                                    7

  Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations                       10

  Item 3.     Quantitative and Qualitative Disclosures About Market Risk                                                  12

PART II -- OTHER INFORMATION

  Item 1.     Legal Proceedings                                                                                           13

  Item 3.     Defaults Upon Senior Securities                                                                             14

  Item 5.     Other Information                                                                                           14

  Item 6.     Exhibits and Reports on Form 8-K                                                                            16

                         PART I - FINANCIAL INFORMATION


  Item 1.   Financial Statements

            Presented herein are the Registrant's balance sheets as of September 30, 1998 and December 31, 1997, statements of operations for the three and nine months ended September 30, 1998 and 1997, and statements of cash flows for the nine months ended September 30, 1998 and 1997.

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                                 BALANCE SHEETS

                                   (UNAUDITED)


                                                                                          September 30,         December 31,
                                                                                               1998                  1997
                                                                                          -------------         -------------
                        Assets

Current assets:
    Cash and cash equivalents, includes $5,897,322 at September 30, 1998 and
        $4,789,301 at December 31, 1997 in interest-bearing accounts                      $   5,897,422         $   4,789,501
    Net lease receivables due from Leasing Company
        (notes 1 and 2)                                                                       2,638,095             2,909,486
                                                                                          -------------         -------------

            Total current assets                                                              8,535,517             7,698,987
                                                                                          -------------         -------------

Container rental equipment, at cost                                                         123,749,970           124,148,108
    Less accumulated depreciation                                                            25,769,570            20,429,936
                                                                                          -------------         -------------
        Net container rental equipment                                                       97,980,400           103,718,172
                                                                                          -------------         -------------

Organizational costs, net                                                                        51,883               102,050
                                                                                          -------------         -------------

                                                                                          $ 106,567,800         $ 111,519,209
                                                                                          =============         =============
                 Partners' Capital

Partners' capital:
    General partner                                                                       $         411         $         190
    Limited partners                                                                        106,567,389           111,519,019
                                                                                          -------------         -------------

            Total partners' capital                                                         106,567,800           111,519,209
                                                                                          -------------         -------------

                                                                                          $ 106,567,800         $ 111,519,209
                                                                                          =============         =============


   The accompanying notes are an integral part of these financial statements.

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                              Three Months Ended                       Nine Months Ended
                                                      ----------------------------------        ----------------------------------
                                                      September 30,        September 30,        September 30,        September 30,
                                                           1998                 1997                 1998                 1997
                                                      -------------        -------------        -------------        -------------

Net lease revenue (notes 1 and 3)                     $   3,004,662        $   3,782,655        $   9,665,063        $  10,163,705

Other operating expenses:
    Depreciation and amortization                         1,823,560            1,958,809            5,476,639            5,872,700
    Other general and administrative expenses                53,347               38,637              138,963              130,398
                                                      -------------        -------------        -------------        -------------
                                                          1,876,907            1,997,446            5,615,602            6,003,098
                                                      -------------        -------------        -------------        -------------

        Earnings from operations                          1,127,755            1,785,209            4,049,461            4,160,607

Other income:
    Interest income                                          80,463               44,139              223,528              153,421
    Net gain on disposal of equipment                        25,779               61,997               91,464               67,175
                                                      -------------        -------------        -------------        -------------
                                                            106,242              106,136              314,992              220,596
                                                      -------------        -------------        -------------        -------------

        Net earnings                                  $   1,233,997        $   1,891,345        $   4,364,453        $   4,381,203
                                                      =============        =============        =============        =============

Allocation of net earnings:
    General partner                                   $     155,332        $     204,501        $     466,014        $     520,589
    Limited partners                                      1,078,665            1,686,844            3,898,439            3,860,614
                                                      -------------        -------------        -------------        -------------

                                                      $   1,233,997        $   1,891,345        $   4,364,453        $   4,381,203
                                                      =============        =============        =============        =============

Limited partners' per unit share of net earnings      $        0.16        $        0.24        $        0.55        $        0.54
                                                      =============        =============        =============        =============


   The accompanying notes are an integral part of these financial statements.

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                              Nine Months Ended
                                                                     ------------------------------------
                                                                     September 30,          September 30,
                                                                         1998                    1997
                                                                     -------------          -------------

Net cash provided by operating activities                            $  10,045,397          $   9,933,130

Cash flows provided by (used in) investing activities:
    Proceeds from disposal of equipment                                    378,385                276,741
    Purchase of container rental equipment                                    --               (1,424,714)
    Acquisition fees paid to general partner                                  --                  (71,215)
                                                                     -------------          -------------

        Net cash provided by (used in) investing activities                378,385             (1,219,188)
                                                                     -------------          -------------

Cash flows used in financing activities:
    Distribution to partners                                            (9,315,861)           (10,256,863)
                                                                     -------------          -------------


Net increase (decrease) in cash and cash equivalents                     1,107,921             (1,542,921)


Cash and cash equivalents at January 1                                   4,789,501              5,508,570
                                                                     -------------          -------------


Cash and cash equivalents at September 30                            $   5,897,422          $   3,965,649
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

            As of September 30, 1998, the Partnership owned and operated 25,666 twenty-foot, 8,669 forty-foot and 1,779 forty-foot high-cube marine dry cargo containers, 463 twenty-foot and 99 forty-foot refrigerated containers and 226 twenty-four thousand-liter tanks.

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


                                       7                            (Continued)

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


(2)    Net Lease Receivables Due from Leasing Company

       Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 1998 and December 31, 1997 were as follows:


                                                                           September 30,        December 31,
                                                                               1998                1997
                                                                           -------------       -------------
       Lease receivables, net of doubtful accounts of $755,684
          at September 30, 1998 and $370,548 at December 31, 1997          $   4,387,133       $   4,883,934
       Less:
       Direct operating payables and accrued expenses                          1,016,452           1,137,321
       Damage protection reserve                                                 296,893             366,343
       Base management fees                                                      346,487             371,926
       Reimbursed administrative expenses                                         89,206              98,858
                                                                           -------------       -------------

                                                                           $   2,638,095       $   2,909,486
                                                                           =============       =============


                                       8                            (Continued)

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)    Net Lease Revenue

       Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 1998 and 1997 were as follows:


                                                          Three Months Ended                        Nine Months Ended
                                                    ----------------------------------        ----------------------------------
                                                    September 30,        September 30,        September 30,        September 30,
                                                        1998                 1997                 1998                 1997
                                                    -------------        -------------        -------------        -------------

       Rental revenue                               $   5,058,009        $   5,324,516        $  15,131,624        $  15,608,901
       Less:
       Rental equipment operating expenses              1,411,755              910,003            3,551,484            3,571,483
       Base management fees                               336,178              367,907            1,026,644            1,081,594
       Reimbursed administrative expenses                 305,414              263,951              888,433              792,119
                                                    -------------        -------------        -------------        -------------

                                                    $   3,004,662        $   3,782,655        $   9,665,063        $  10,163,705
                                                    =============        =============        =============        =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.


1) Material changes in financial condition between September 30, 1998 and December 31, 1997.

       At September 30, 1998, the Registrant had $5,897,422 in cash and cash equivalents, an increase of $1,107,921 from the December 31, 1997 cash balances. At September 30, 1998, the Registrant had approximately $639,000 in cash generated from equipment sales reserved as part of its cash balances.

       The Registrant's cash distribution from operations for the third quarter of 1998 was 8.25% (annualized) of the limited partners' original capital contributions, unchanged from the second quarter of 1998. These distributions are directly related to the Registrant's results from operations and may fluctuate accordingly.

       During the third quarter of 1998, the economic troubles in Asia, as evidenced by devalued currencies, restricted credit, and negative economic growth, continued to impact the growth of containerized trade. Significant trade imbalances, combined with a drop in trade volumes in some locations, continued to challenge the container leasing industry, with a corresponding effect on the Registrant's operating performance. The devaluation of the Asian currencies has led to an increase in exports from Asia, creating a strong demand for containers in that area of the world. However, the devalued currencies, together with the effects of restricted credit, have also reduced the demand in Asia for imports from the West. This has resulted in lower demand for containers in Europe and North America. In addition, turmoil in other financial markets, such as Japan and Russia, threatens to spread to Latin America and other emerging markets. As a result of these factors, the Registrant does not foresee any significant change in market conditions in the near future. However, in response to the current market conditions, the Registrant has been repositioning containers from low to higher demand locations in order to reduce its idle inventory. The Registrant will selectively continue to reposition available equipment when it believes that the impact will have a positive effect on its operations.


2) Material changes in the results of operations between the three and nine-month periods ended September 30, 1998 and 1997.

       Net lease revenue for the three and nine-month periods ended September 30, 1998 was $3,004,662 and $9,665,063, respectively, a decrease of 21%
       and 5% from the respective three and nine-month periods in the prior year. Gross rental revenue (a component of net lease revenue) for the three and nine-month periods ended September 30, 1998 was $5,058,009 and $15,131,624, respectively, reflecting a decline of 5% and 3% from the respective three and nine-month periods in the prior year. Gross lease revenue was primarily impacted by lower per-diem rental rates. Dry cargo container average per-diem rental rates for the three and nine-month periods ended September 30, 1998 declined 1% and 6%, respectively, when compared to the respective three and nine-month periods in the prior year. Refrigerated container average per-diem rental rates for the three and nine-month periods ended September 30, 1998 declined less than 1% and 3%, respectively, when compared to the same three and nine-month periods in the prior year. Tank container average per-diem rental rates for the three and nine-month periods ended September 30, 1998 decreased 1% and 3%, respectively, when compared to the same periods in the prior year.

       The Registrant's average fleet size and utilization rates for the three and nine-month periods ended September 30, 1998 and September 30, 1997 were as follows:


                                                             Three Months Ended                Nine Months Ended
                                                        ------------------------------    ------------------------------
                                                        September 30,    September 30,    September 30,    September 30,
                                                            1998             1997             1998             1997
                                                        -------------    -------------    -------------    -------------

       Average fleet size (measured in twenty-
           foot equivalent units (TEU))
               Dry cargo containers                            46,573           46,739           46,631           46,674
               Refrigerated containers                            662              663              663              663
               Tank containers                                    226              228              227              229
       Average Utilization
               Dry cargo containers                                78%              86%              80%              84%
               Refrigerated containers                             96%              93%              91%              92%
               Tank containers                                     88%              86%              88%              85%

       Rental equipment operating expenses were 28% and 23%, respectively, of the Registrant's gross lease revenue during the three and nine-month periods ended September 30, 1998, as compared to 17% and 23%, respectively, of the Registrant's gross lease revenue during the three and nine-month periods ended September 30, 1997. The increase during the three months ended September 30, 1998 when compared to the same period in the prior year was largely attributable to an increase in costs associated with lower utilization, including handling, storage and repositioning.

       The Registrant disposed of 21 twenty-foot, eight forty-foot and two forty-foot high-cube marine dry cargo containers, as well as one forty-foot refrigerated container and one twenty-four thousand-liter tank container during the third quarter of 1998, as compared to 46 twenty-foot, 10 forty-foot, and one forty-foot high-cube marine dry cargo containers during the third quarter of 1997. The decision to repair or dispose of a container is made when it is returned by a lessee. This decision is influenced by various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the container when disposed. These factors also influence the amount of sales proceeds received and the related gain on container disposals.

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

           CCC further understands that Austrian authorities have initiated investigations of persons in addition to Mr. Palatin, including Mr. Weissenberger and Dr. Axel Friedberg. The investigations which remain pending have not resulted in any action being taken against Mr. Weissenberger, and he has informed the Parent Company that he does not believe that there is any basis for any action to be taken against him. Dr. Friedberg has been a non- executive director of the Parent Company since 1997. In August 1998, charges were presented against Dr. Friedberg. Dr. Friedberg has denied any wrongdoing and, on September 14, 1998, filed objections to the charges against him.

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

           On June 30, 1998, the Parent Company entered into a third amendment (the "Third Amendment") to the Credit Facility. The Third Amendment became effective as of that date, subject to the satisfaction thereafter of various conditions, including: the Parent Company must deliver its audited financial statements for 1997 by a specified date and; on or prior to July 30, 1998, the Parent Company must furnish proof that any defaults under any other indebtedness have been waived and must also furnish various legal opinions, officers' certificates and other loan documentation. All of these conditions were fulfilled by August 14, 1998. Under the Third Amendment, the remaining principal amount of $36,800,000 will be amortized in varying monthly amounts commencing on July 31, 1998 with $26,950,000 due on September 30, 1998 and a final maturity date of January 8, 1999. The Parent Company did not repay the amount due on September 30, 1998. The directors of the Parent Company currently are holding discussions with the lenders to refinance or extend its debt that became due on September 30, 1998.

           The directors of the Parent Company also are pursuing alternative sources of financing to meet the amended repayment obligations under the Third Amendment. Failure to meet revised lending terms would constitute an event of default with the lenders. The declaration of an event of default would result in further defaults with other lenders under loan agreement cross-default provisions. Should a default of the term loans be enforced, the Parent Company and CCC may be unable to continue as going concerns.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits

          Exhibit
             No.                                Description                                            Method of Filing
          -------                               -----------                                            ----------------

            3(a)        Limited Partnership Agreement of the Registrant,  amended and restated      *
                        as of December 15, 1993

            3(b)        Certificate of Limited Partnership of the Registrant                        **

            10          Form of Leasing Agent Agreement with Cronos Containers Limited              ***

            27          Financial Data Schedule                                                     Filed with this document


(b)    Reports on Form 8-K

       No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1998.






------------------

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




Date: November 13, 1998

                                  EXHIBIT INDEX


          Exhibit
             No.                                Description                                            Method of Filing
          -------                               -----------                                            ----------------

            3(a)        Limited Partnership Agreement of the Registrant,  amended and restated      *
                        as of December 15, 1993

            3(b)        Certificate of Limited Partnership of the Registrant                        **

            10          Form of Leasing Agent Agreement with Cronos Containers Limited              ***

            27          Financial Data Schedule                                                     Filed with this document







------------------

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated December 17, 1993, included as part of Registration Statement on Form S-1 (No. 33-69356)

** Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-69356)

*** Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-69356)