Form 10-Q
period 1999-03-31
CRONOS GLOBAL INCOME FUND XV LP
filed 1999-05-12
CIK 912605

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                              ENDED MARCH 31, 1999

                                TABLE OF CONTENTS



                                                                                                  PAGE
                                                                                                  ----
PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements


         Balance Sheets - March 31, 1999 (unaudited) and December 31, 1998                         4


         Statements of Operations for the three months ended March 31, 1999 and 1998 (unaudited)   5


         Statements of Cash Flows for the three months ended March 31, 1999 and 1998 (unaudited)   6


         Notes to Financial Statements (unaudited)                                                 7


 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations    10


 Item 3. Quantitative and Qualitative Disclosures About Market Risk                               12


PART II - OTHER INFORMATION


 Item 1. Legal Proceedings                                                                        13


 Item 3. Defaults Upon Senior Securities                                                          13


 Item 5. Other Information                                                                        13

 Item 6. Exhibits and Reports on Form 8-K                                                         15

                         PART I - FINANCIAL INFORMATION


 Item 1. Financial Statements

         Presented herein are the Registrant's balance sheets as of March 31, 1999 and December 31, 1998, statements of operations for the three months ended March 31, 1999 and 1998, and statements of cash flows for the three months ended March 31, 1999 and 1998.

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                                 BALANCE SHEETS

                                   (UNAUDITED)



                                                                              March 31,         December 31,
                                                                                1999                1998
                                                                            -------------       -------------
                 Assets

Current assets:
   Cash and cash equivalents, includes $5,140,204 at March 31, 1999
      and $6,212,441 at December 31, 1998 in interest-bearing accounts      $   5,140,304       $   6,212,541
   Net lease receivables due from Leasing Company
      (notes 1 and 2)                                                           2,295,784           2,267,032
                                                                            -------------       -------------

         Total current assets                                                   7,436,088           8,479,573
                                                                            -------------       -------------

Container rental equipment, at cost                                           124,315,994         123,593,353
   Less accumulated depreciation                                               29,322,518          27,539,807
                                                                            -------------       -------------
      Net container rental equipment                                           94,993,476          96,053,546
                                                                            -------------       -------------

Organizational costs, net                                                          18,438              35,161
                                                                            -------------       -------------

                                                                            $ 102,448,002       $ 104,568,280
                                                                            =============       =============

            Partners' Capital

Partners' capital (deficit):
   General partner                                                          $      (2,739)      $         622
   Limited partners                                                           102,450,741         104,567,658
                                                                            -------------       -------------

         Total partners' capital                                              102,448,002         104,568,280
                                                                            -------------       -------------

                                                                            $ 102,448,002       $ 104,568,280
                                                                            =============       =============


   The accompanying notes are an integral part of these financial statements.

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                          Three Months Ended
                                                      --------------------------
                                                       March 31,       March 31,
                                                         1999            1998
                                                      ----------      ----------
Net lease revenue (notes 1 and 3)                     $2,777,866      $3,306,704

Other operating expenses:
  Depreciation                                         1,829,847       1,827,012
  Other general and administrative expenses               45,358          44,672
                                                      ----------      ----------
                                                       1,875,205       1,871,684
                                                      ----------      ----------

    Earnings from operations                             902,661       1,435,020

Other income:
  Interest income                                         64,326          67,111
  Net gain on disposal of equipment                       18,023          27,691
                                                      ----------      ----------

                                                          82,349          94,802
                                                      ----------      ----------

    Net earnings                                      $  985,010      $1,529,822
                                                      ==========      ==========

Allocation of net earnings:
  General partner                                     $  151,904      $  155,192
  Limited partners                                       833,106       1,374,630
                                                      ----------      ----------

                                                      $  985,010      $1,529,822
                                                      ==========      ==========

Limited partners' per unit share of net earnings      $     0.12      $     0.19
                                                      ==========      ==========


   The accompanying notes are an integral part of these financial statements.

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                 Three Months Ended
                                                            -----------------------------
                                                             March 31,         March 31,
                                                               1999              1998
                                                            -----------       -----------
Net cash provided by operating activities                   $ 2,685,399       $ 3,385,291

Cash flows provided by (used in) investing activities:
  Proceeds from disposal of equipment                           154,089           111,693
  Purchase of container rental equipment                       (768,036)               --
  Acquisition fees paid to general partner                      (38,402)               --
                                                            -----------       -----------

Net cash provided by (used in) investing activities            (652,349)          111,693
                                                            -----------       -----------

Cash flows used in financing activities:
  Distribution to partners                                   (3,105,287)       (3,105,287)
                                                            -----------       -----------


Net increase (decrease) in cash and cash equivalents         (1,072,237)          391,697


Cash and cash equivalents at January 1                        6,212,541         4,789,501
                                                            -----------       -----------


Cash and cash equivalents at March 31                       $ 5,140,304       $ 5,181,198
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


(2)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at March 31, 1999 and December 31, 1998 were as follows:


                                                                       March 31,      December 31,
                                                                         1999            1998
                                                                      ----------      -----------
         Lease receivables, net of doubtful accounts of $791,129
           at March 31, 1999 and $812,601 at December 31, 1998        $3,982,282      $4,152,599
         Less:
         Direct operating payables and accrued expenses                  964,443       1,125,832
         Damage protection reserve                                       327,193         352,089
         Base management fees                                            314,167         326,781
         Reimbursed administrative expenses                               80,695          80,865
                                                                      ----------      ----------

                                                                      $2,295,784      $2,267,032
                                                                      ==========      ==========


                                                                     (Continued)

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three-month periods ended March 31, 1999 and 1998 were as follows:

                                                      Three Months Ended
                                                  --------------------------
                                                   March 31,       March 31,
                                                     1999            1998
                                                  ----------      ----------
         Rental revenue (note 4)                  $4,435,383      $5,042,139
         Less:
         Rental equipment operating expenses       1,120,693       1,051,820
         Base management fees                        305,153         347,849
         Reimbursed administrative expenses          231,671         335,766
                                                  ----------      ----------

                                                  $2,777,866      $3,306,704
                                                  ==========      ==========


(4)  Operating Segment

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

     The Partnership derives its revenues from owning and leasing marine cargo containers. As of March 31, 1999, the Partnership operated 26,043 twenty-foot, 8,700 forty-foot and 1,773 forty-foot high-cube marine dry cargo containers, as well as 462 twenty-foot and 99 forty-foot high-cube refrigerated cargo containers, and 226 twenty-four thousand-liter tanks. A summary of gross lease revenue, by product, for the three-month periods ended March 31, 1999 and 1998 follows:

                                                         1999            1998
                                                      ----------      ----------
         Dry cargo containers                         $3,705,199      $4,339,554
         Refrigerated containers                         527,932         477,307
         Tank containers                                 202,252         225,278
                                                      ----------      ----------

         Total                                        $4,435,383      $5,042,139
                                                      ==========      ==========

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


1) Material changes in financial condition between March 31, 1999 and December 31, 1998.

     At March 31, 1999, the Registrant had $5,140,304 in cash and cash equivalents, a decrease of $1,072,237 from the cash balances at December 31, 1998. During the first quarter of 1999, the Registrant expended $806,438 of cash generated from equipment sales to purchase additional containers. At March 31, 1999, the Registrant had approximately $156,000 in cash generated from equipment sales reserved as part of its cash balances. Throughout the remainder of 1999, the Registrant expects to continue using cash generated from equipment sales to purchase and replace containers which have been lost or damaged beyond repair.

     The Registrant's cash distribution from operations for the first quarter of 1999 was 8.25% (annualized) of the limited partners' original capital contributions, unchanged from the fourth quarter of 1998. These distributions are directly related to the Registrant's results from operations and may fluctuate accordingly.

     Growth in intra-Asian trade and improving lease-out activity in some key locations have expanded the requirement for leased containers in selected locations. As a result of these slowly improving trends, trade volumes in several markets are rebounding and utilization of the Registrant's equipment has been recently improving. However, per-diem rental rates remain unchanged and container imbalances are expected to continue for the remainder of 1999. In light of the encouraging signs mentioned above, the Registrant will selectively increase its repositioning of available equipment to higher demand locations when it believes that the impact will have a positive effect on operations.


2) Material changes in the results of operations between the three-month period ended March 31, 1999 and 1998.

     Gross rental revenue (a component of net lease revenue) for the three-month period ended March 31, 1999 was $4,435,383, reflecting a decline of 12% from the same period in the prior year. Gross lease revenue was primarily impacted by lower per-diem rental rates. Dry cargo container average per-diem rental rates for the three-month period ended March 31, 1999 declined 4% when compared to the same period in the prior year. Refrigerated container average per-diem rental rates for the three-month period ended March 31, 1999 declined 3% when compared to the same three-month period in the prior year. Tank container average per-diem rental rates for the three-month period ended March 31, 1999 remained unchanged when compared to the same period in the prior year.

     The Registrant's average fleet size and utilization rates for the three-month periods ended March 31, 1999 and March 31, 1998 were as follows:


                                                             Three Months Ended
                                                          ------------------------
                                                          March 31,      March 31,
                                                            1999           1998
                                                          ---------      ---------
         Average fleet size (measured in twenty-foot
            equivalent units (TEU))
               Dry cargo containers                         46,622         46,682
               Refrigerated containers                         660            663
               Tank containers                                 226            227
         Average Utilization
               Dry cargo containers                           70.0%          81.5%
               Refrigerated containers                        96.1%          86.3%
               Tank containers                                75.5%          87.1%


     Rental equipment operating expenses were 25% of the Registrant's gross lease revenue during the three-month period ended March 31, 1999, as compared to 21% during the same three-month period ended March 31, 1998. This increase was largely attributable to an increase in costs associated with lower utilization, primarily storage. Base management fees declined 12% from the same three-month period in the prior year as a result of lower gross rental revenues.

     The Registrant disposed of 32 twenty-foot, one forty-foot and two forty-foot high-cube marine dry cargo containers during the first quarter of 1999, as compared to 57 twenty-foot and nine forty-foot marine dry cargo containers during the first quarter of 1998. The decision to repair or dispose of a container is made when it is returned by a lessee. This decision is influenced by various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the container when disposed. These factors also influence the amount of sales proceeds received and the related gain on container disposals.


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

     Cautionary Statement

     This Quarterly Report on Form 10-Q contains statements relating to future results of the Registrant, including certain projections and business trends, that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to changes in: economic conditions; trade policies; demand for and market acceptance of leased marine cargo containers; competitive utilization and per-diem rental rate pressures; as well as other risks and uncertainties, including but not limited to those described above in the discussion of the marine container leasing business under Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations; and those detailed from time to time in the filings of the Registrant with the Securities and Exchange Commission.

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

         In March 1999, the Parent Company agreed to a fourth amendment (the "Fourth Amendment") to the Bank Facility under which the final maturity date will be September 1999. The Fourth Amendment became effective as of March 31, 1999 subject to the satisfaction thereafter of various conditions, including the delivery of the Parent Company's audited financial statements for 1998, together with various legal opinions and other loan documentation by April 15, 1999. This date was extended to April 30, 1999. The Parent Company furnished the required legal opinions and other loan documentation and are now under review.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

      Exhibit
        No.                       Description                                  Method of Filing
     ---------   ----------------------------------------------------     ---------------------------
       3(a)      Limited Partnership Agreement of the Registrant,          *
                 amended and restated as of December 15, 1993

       3(b)      Certificate of Limited Partnership of the Registrant      **

       10        Form of Leasing Agent Agreement with Cronos               ***
                 Containers Limited

       27        Financial Data Schedule                                   Filed with this document


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1999.



--------

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



                                        CRONOS GLOBAL INCOME FUND XV, L.P.


                                        By   Cronos Capital Corp.
                                             The General Partner



                                        By   /s/ Dennis J. Tietz
                                             -----------------------------------
                                             Dennis J. Tietz
                                             President and Director of Cronos
                                             Capital Corp. ("CCC")
                                             Principal Executive Officer of CCC



Date: May 15, 1999

                                 EXHIBIT INDEX



      Exhibit
        No.                       Description                                  Method of Filing
     ---------   ----------------------------------------------------     ---------------------------
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



--------

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated December 17, 1993, included as part of Registration Statement on Form S-1 (No. 33-69356)

** Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-69356)

*** Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-69356)