Form 10-Q
period 1999-06-30
CRONOS GLOBAL INCOME FUND XV LP
filed 1999-08-13
CIK 912605

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO _______


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

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                               ENDED JUNE 30, 1999

                                TABLE OF CONTENTS

                                                                                          PAGE
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Balance Sheets - June 30, 1999 (unaudited) and December 31, 1998                 4

           Statements of Operations for the three and six months ended
            June 30, 1999 and 1998 (unaudited)                                              5

           Statements of Cash Flows for the six months ended June 30, 1999
            and 1998 (unaudited)                                                            6

           Notes to Financial Statements (unaudited)                                        7

  Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                          11

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk                      13

PART II- OTHER INFORMATION

  Item 1.  Legal Proceedings                                                               14

  Item 3.  Defaults Upon Senior Securities                                                 14

  Item 5.  Other Information                                                               14

  Item 6.  Exhibits and Reports on Form 8-K                                                15

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of June 30, 1999 and December 31, 1998, statements of operations for the three and six months ended June 30, 1999 and 1998, and statements of cash flows for the six months ended June 30, 1999 and 1998.

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                                 BALANCE SHEETS

                                   (UNAUDITED)



                                                                                         June 30,            December 31,
                                                                                           1999                 1998
                                                                                        -----------          ------------
                    Assets
Current assets:
    Cash and cash equivalents, includes $4,792,087 at June 30, 1999
       and $6,212,441 at December 31, 1998 in interest-bearing accounts                 $  4,792,187          $  6,212,541
    Net lease receivables due from Leasing Company
       (notes 1 and 2)                                                                     2,056,631             2,267,032
                                                                                        ------------          ------------
           Total current assets                                                            6,848,818             8,479,573
                                                                                        ------------          ------------
Container rental equipment, at cost                                                      124,080,069           123,593,353
    Less accumulated depreciation                                                         31,082,708            27,539,807
                                                                                        ------------         -------------
       Net container rental equipment                                                     92,997,361            96,053,546
                                                                                        ------------         -------------
Organizational costs, net                                                                      1,716                35,161
                                                                                        ------------         -------------
                                                                                        $ 99,847,895         $ 104,568,280
                                                                                        ============         =============
               Partners' Capital

Partners' capital (deficit):
    General partner                                                                     $    (22,726)                  622
    Limited partners                                                                      99,870,621           104,567,658
                                                                                        ------------          ------------
           Total partners' capital                                                        99,847,895           104,568,280
                                                                                        ------------          ------------

                                                                                        $ 99,847,895          $104,568,280
                                                                                        ============          ============


     The accompanying notes are an integral part of these financial statements.

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                      Three Months Ended           Six Months Ended
                                                   -------------------------   --------------------------
                                                      June 30,    June 30,      June 30,       June 30,
                                                        1999        1998           1999          1998
                                                   -----------   -----------   -----------    -----------
Net lease revenue (notes 1 and 3)                   $2,301,935    $3,353,697    $5,079,801    $ 6,660,401

Other operating expenses:
    Depreciation                                     1,816,010     1,826,067     3,645,857      3,653,079
    Other general and administrative expenses           44,032        40,944        89,390         85,616
                                                    ----------    ----------    ----------    -----------
                                                     1,860,042     1,867,011     3,735,247      3,738,695
                                                    ----------    ----------    ----------    -----------

       Earnings from operations                        441,893     1,486,686     1,344,554      2,921,706

Other income:
    Interest income                                     57,212        75,954       121,538        143,065
    Net gain on disposal of equipment                    6,075        37,994        24,098         65,685
                                                    ----------    ----------    ----------    -----------
                                                        63,287       113,948       145,636        208,750
                                                    ----------    ----------    ----------    -----------
       Net earnings                                 $  505,180    $1,600,634    $1,490,190    $ 3,130,456
                                                    ==========    ==========    ==========    ===========

Allocation of net earnings:
    General partner                                  $ 135,277    $  155,490    $  287,181    $   310,682
    Limited partners                                   369,903     1,445,144     1,203,009      2,819,774
                                                    ----------    ----------    ----------    -----------
                                                    $  505,180    $1,600,634    $1,490,190    $ 3,130,456
                                                    ==========    ==========    ==========    ===========
Limited partners' per unit share of net earnings    $     0.05    $     0.20    $     0.17    $      0.39
                                                    ==========    ==========    ==========    ===========



     The accompanying notes are an integral part of these financial statements.

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                                               Six Months Ended
                                                                                      ---------------------------------
                                                                                         June 30,            June 30,
                                                                                            1999               1998
                                                                                      ---------------      ------------

Net cash provided by operating activities                                              $  5,325,492         $ 6,959,646

Cash flows provided by (used in) investing activities:
    Proceeds from disposal of equipment                                                    271,166              244,295
    Purchase of container rental equipment                                                (768,036)                   -
    Acquisition fees paid to general partner                                               (38,402)                   -
                                                                                       -----------          -----------
       Net cash provided by (used in) investing activities                                (535,272)             244,295
                                                                                       -----------          -----------

Cash flows used in financing activities:
    Distribution to partners                                                            (6,210,574)          (6,210,573)
                                                                                       -----------          -----------


Net increase (decrease) in cash and cash equivalents                                    (1,420,354)             993,368


Cash and cash equivalents at January 1                                                   6,212,541            4,789,501
                                                                                       -----------          -----------
Cash and cash equivalents at June 30                                                   $ 4,792,187          $ 5,782,869
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

          As of June 30, 1999, the Partnership owned and operated 26,002 twenty-foot, 8,653 forty-foot and 1,813 forty-foot high-cube marine dry cargo containers, as well as 458 twenty-foot and 99 forty-foot marine refrigerated cargo containers and 225 twenty-four thousand-liter tanks.

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


(2)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 1999 and December 31, 1998 were as follows:


                                                                                    June 30,           December 31,
                                                                                      1999                 1998
                                                                                   ----------          ------------
          Lease receivables, net of doubtful accounts of $917,843
            at June 30, 1999 and $812,601 at December 31, 1998                     $3,641,448          $ 4,152,599
          Less:
          Direct operating payables and accrued expenses                              971,717            1,125,832
          Damage protection reserve                                                   254,544              352,089
          Base management fees                                                        286,948              326,781
          Reimbursed administrative expenses                                           71,608               80,865
                                                                                   ----------          -----------
                                                                                   $2,056,631          $ 2,267,032
                                                                                   ==========          ===========

                                                                     (Continued)

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

(3)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 1999 and 1998 were as follows:


                                                            Three Months Ended                     Six Months Ended
                                                       -----------------------------         ------------------------------
                                                        June 30,           June 30,           June 30,            June 30,
                                                          1999               1998               1999                1998
                                                       ----------       ------------         ----------        ------------

          Rental revenue (note 4)                      $4,040,346       $  5,031,476         $8,475,729        $ 10,073,615
          Less:
          Rental equipment operating expenses           1,229,830          1,087,909          2,350,523           2,139,729
          Base management fees                            273,582            342,617            578,735             690,466
          Reimbursed administrative expenses              234,999            247,253            466,670             583,019
                                                       ----------       ------------         ----------        ------------
                                                       $2,301,935       $  3,353,697         $5,079,801        $  6,660,401
                                                       ==========       ============         ==========        ============


(4)  Operating Segment

     The Financial Accounting Standards Board has issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which changes the way public business enterprises report financial and descriptive information about reportable operating segments. An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise's chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and about which separate financial information is available. Management operates the Partnership's container fleet as a homogenous unit and has determined, after considering the requirements of SFAS No. 131, that as such it has a single reportable operating segment.

     The Partnership derives its revenues from owning and leasing marine cargo containers. As of June 30, 1999, the Partnership operated 26,002 twenty-foot, 8,653 forty-foot and 1,813 forty-foot high-cube marine dry cargo containers, as well as 458 twenty-foot and 99 forty-foot marine refrigerated cargo containers and 225 twenty four thousand-liter tanks. A summary of gross lease revenue, by product, for the three and six-month periods ended June 30, 1999 and 1998 was as follows:



                                                            Three Months Ended                     Six Months Ended
                                                       -----------------------------         ------------------------------
                                                        June 30,           June 30,           June 30,            June 30,
                                                          1999               1998               1999                1998
                                                       ----------       ------------         ----------        ------------

          Dry cargo containers                         $3,360,415         $4,279,612         $7,065,614         $ 8,619,166
          Refrigerated containers                         506,339            491,950          1,034,271             969,257
          Tank containers                                 173,592            259,914            375,844             485,192
                                                       ----------         ----------         ----------         -----------
          Total                                        $4,040,346         $5,031,476         $8,475,729         $10,073,615
                                                       ==========         ==========         ==========         ===========

                                                                     (Continued)

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(4)  Operating Segment - (continued)

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


1) Material changes in financial condition between June 30, 1999 and December 31, 1998.

     At June 30, 1999, the Registrant had $4,792,187 in cash and cash equivalents, a decrease of $1,420,354 from the December 31, 1998 cash balances. During the first six months of 1999, the Registrant expended $806,438 of cash generated from equipment sales to purchase additional containers. At June 30, 1999, the Registrant had approximately $273,000 in cash generated from equipment sales reserved as part of its cash balances. Throughout the remainder of 1999, the Registrant expects to continue using cash generated from equipment sales to purchase and replace containers which have been lost or damaged beyond repair.

     The Registrant's cash distribution from operations for the second quarter of 1999 was 8.25% (annualized) of the limited partners' original capital contributions, unchanged from the first quarter of 1999. These distributions are directly related to the Registrant's results from operations and may fluctuate accordingly.

     The sentiment with respect to the container industry's slump over the past two years has turned more favorable in recent months as evidence suggests a turnaround is underway with respect to Asia's economic crisis. In recent months, economic reforms in Asia, as well as in Latin America, have begun to produce gradual improvement in terms of world trade, and there are preliminary indications that containerized trade volumes from North America and Europe to Asia, in particular, may be stabilizing. In addition, intra-Asian trade, which also has stagnated since the Asia financial crisis began nearly two years ago, has shown increased activity in recent months. These favorable signs, however, have yet to produce any significant positive impact on the Registrant's operating performance. In spite of the reduced redelivery of on-hire equipment by the ocean carriers, per-diem rental rates, which declined sharply over the past two years, have continued to soften as a result of competitive market conditions, decreased demand and high inventories.

     The Registrant continues to take advantage of its strong marketing resources in order to seek out leasing opportunities during this period in which seasonal factors are also influencing the increased demand. At the same time, it has identified specific strategies intended to strengthen on-hire volumes and enhance utilization of the container fleet. The short-term objective is to improve utilization by offering greater leasing incentives and actively moving surplus, off-hire equipment to higher-demand locations. While this short-term strategy will increase repositioning expenses, it may also minimize those expenses related to handling and storing off-hire containers. These measures will also provide the longer-term advantage of placing the containers where the demand is greatest.

2) Material changes in the results of operations between the three and six-month periods ended June 30, 1999 and 1998.

     Net lease revenue for the three and six-month periods ended June 30, 1999 was $2,301,935 and $5,079,801, respectively, a decrease of 31% and 24%, respectively, from the same periods in the prior year. Gross rental revenue (a component of net lease revenue) for the three and six-month periods ended June 30, 1999 was $4,040,346 and $8,475,729, respectively, reflecting a decline of 20% and 16%, respectively, from the same periods in the prior year. Gross lease revenue was primarily impacted by lower per-diem rental rates. Dry cargo container average per-diem rental rates for the three and six-month periods ended June 30, 1999 declined 7% and 6%, respectively, when compared to the same periods in the prior year. Refrigerated container average per-diem rental rates for the three and six-month periods ended June 30, 1999 declined 12% and 7%, respectively, when compared to the same three and six-month periods in the prior year. Tank container average per-diem rental rates for the three and six-month periods ended June 30, 1999 declined 7% and 5%, respectively, when compared to the same periods in the prior year.

     The Registrant's average fleet size and utilization rates for the three and six-month periods ended June 30, 1999 and 1998 were as follows:


                                                              Three Months Ended          Six Months Ended
                                                           -------------------------   -------------------------
                                                            June 30,       June 30,     June 30,     June 30,
                                                              1999           1998         1999         1998
                                                           ----------   ------------   ----------   ------------

          Average fleet size (measured in twenty-foot
              equivalent units (TEU))
                 Dry cargo containers                         46,957        46,621       46,761        46,656
                 Refrigerated containers                         659           663          659           663
                 Tank containers                                 226           227          226           227
          Average Utilization
                 Dry cargo containers                             70%           81%          70%           81%
                 Refrigerated containers                          91%           92%          93%           89%
                 Tank containers                                  71%           90%          73%           89%


     Rental equipment operating expenses were 30% and 28%, respectively, of the Registrant's gross lease revenue during the three and six-month periods ended June 30, 1999, as compared to 22% and 21%, respectively, of the Registrant's gross lease revenue during the three and six-month periods ended June 30, 1998. This increase was largely attributable to an increase in costs associated with lower utilization, including handling, storage and repositioning.

     The Registrant disposed of 44 twenty-foot, nine forty-foot and two forty-foot high-cube marine dry cargo as well as four twenty four-thousand liter tank containers during the second quarter of 1999, as compared to 23 twenty-foot and 11 forty-foot marine dry cargo containers during the second quarter of 1998. The decision to repair or dispose of a container is made when it is returned by a lessee. This decision is influenced by various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the container when disposed. These factors also influence the amount of sales proceeds received and the related gain on container disposals.

     Year 2000

     The Registrant relies upon the financial and operational systems provided by the Leasing Company and its affiliates, as well as the systems provided by other independent third parties to service the three primary areas of its business: investor processing/maintenance; container leasing/asset tracking; and accounting finance. The Leasing Company's computer systems have undergone modifications in order to render the systems ready for the Year 2000. The Leasing Company has completed a detailed inventory of all software and hardware systems and has identified all components that need to be modified. The Leasing Company has completed all the necessary changes and testing in a dedicated Year 2000 environment. The Leasing Company anticipates that all compliant code will be live by the end of August 1999. The Leasing Company has contacted all of its critical business suppliers and has been advised that their systems are Year 2000 compliant. The Leasing Company has also confirmed the compliance of its suppliers' products through its own extensive testing. Expenses associated with addressing Year 2000 issues are being recognized as incurred. Management has not yet assessed the Year 2000 compliance expense but does not anticipate the costs incurred to date or to be incurred in the future by the Leasing Company and its affiliates to be in excess of $500,000. None of the costs incurred with respect to Year 2000 compliance will be borne by the Registrant. The Leasing Company believes it will be able to resolve any major Year 2000 issues. The Leasing Company is aware of the implications of a Year 2000 computer system failure and is currently in the process of developing its contingency plans. While management believes the possibility of a Year 2000 system failure to be remote, if the Leasing Company's internal systems or those of its critical business suppliers fail, the Leasing Company's consolidated financial position, liquidity or results of operations may be adversely affected.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

          As the Registrant has previously reported, in February 1997, its former outside auditors, Arthur Andersen LLP ("Arthur Andersen"), resigned as auditors to The Cronos Group (the "Parent Company"), its subsidiaries, and all other entities affiliated with the Parent Company, including the Registrant. The Parent Company is the indirect corporate parent of CCC, the managing general partner of the Registrant. CCC does not believe, based upon the information currently available to it, that Arthur Andersen's resignation was triggered by any concern over the accounting policies and procedures followed by the Registrant.

          Arthur Andersen's reports on the financial statements of CCC and the Registrant, for years preceding 1996, had not contained an adverse opinion or a disclaimer of opinion, nor were any such reports qualified or modified as to uncertainty, audit scope, or accounting principles.

          During the Registrant's fiscal year ended December 31, 1995, and the subsequent interim period preceding Arthur Andersen's resignation, there were no disagreements between CCC or the Registrant and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

          In connection with its resignation, Arthur Andersen prepared a report pursuant to Section 10A of the Securities Exchange Act of 1934, as amended, for filing by the Parent Company with the Securities and Exchange Commission ("SEC"). As a result of the Arthur Andersen report, the SEC commenced an investigation of the Parent Company on February 10, 1997. The purpose of the investigation has been to determine whether the Parent Company and persons associated with the Parent Company violated the federal securities laws administered by the SEC. The Registrant does not believe that the focus of the SEC's investigation is upon the Registrant or CCC.

          Current management of the Parent Company has been in discussions with the staff of the SEC with a view to settling the investigation. The Parent Company is hopeful of reaching a settlement of the investigation by the end of 1999.


Item 3.   Defaults Upon Senior Securities

          See Item 5. Other Information.


Item 5.   Other Information

          In 1993, the Parent Company negotiated a credit facility with several banks for the use by the Parent Company and its subsidiaries, including CCC. At December 31, 1998, approximately $33,110,000 in principal indebtedness was outstanding under that credit facility (none of which had been borrowed by the Registrant). As a party to that credit facility, CCC was jointly and severally liable for the repayment of all principal and interest owed under the credit facility. On August 2, 1999, all outstanding amounts under the credit facility were repaid through the establishment of a new credit facility with two financial institutions. CCC is not a party to the new loan agreement. The Parent Company has guaranteed up to $10 million of amounts borrowed under the new credit facility and, as partial security for this guarantee, the Parent Company has pledged all of the capital stock held by it in Cronos Holding/Investments (U.S.), Inc., a Delaware corporation that, in turn, owns all of the outstanding capital stock of CCC.

          The Registrant is not a borrower under the new credit facility established by the Parent Company, and neither the containers nor the other assets of the Registrant have been pledged as collateral under the new credit facility.

Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits


       Exhibit
         No.                             Description                                        Method of Filing
       -------   ---------------------------------------------------------------       ------------------------

         3(a)     Limited  Partnership  Agreement of the Registrant,  amended          *
                   and restated as of December 15, 1993

         3(b)     Certificate of Limited Partnership of the Registrant                 **

         10       Form of Leasing  Agent  Agreement  with  Cronos  Containers          ***
                  Limited

         27       Financial Data Schedule                                              Filed with this document

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1999.

























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




                                    CRONOS GLOBAL INCOME FUND XV, L.P.


                                    By     Cronos Capital Corp.
                                           The General Partner




                                    By     /s/ Dennis J. Tietz
                                      ----------------------------------------
                                           Dennis J. Tietz
                                           President and Director of Cronos
                                           Capital Corp. ("CCC")
                                           Principal Executive Officer of CCC




Date:  August 16, 1999

                                  EXHIBIT INDEX




       Exhibit
         No.                             Description                                       Method of Filing
       -------   ---------------------------------------------------------------      ------------------------

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