Form 10-Q
period 2000-03-31
CRONOS GLOBAL INCOME FUND XV LP
filed 2000-05-15
CIK 912605

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2000

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 For the transition period from     TO
                                                        -----   ------


                         Commission file number 0-23886

                       CRONOS GLOBAL INCOME FUND XV, L.P.
             (Exact name of registrant as specified in its charter)


            California                                      94-3186624
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                         Identification No.)


         444 Market Street, 15th Floor, San Francisco, California      94111
                 (Address of principal executive offices)            (Zip Code)

                                 (415) 677-8990
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                              ENDED MARCH 31, 2000

                                TABLE OF CONTENTS



                                                                                                                PAGE
PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements


         Condensed Balance Sheets - March 31, 2000 and December 31, 1999 (unaudited)                              4


         Condensed Statements of Operations for the three months ended March 31, 2000 and 1999 (unaudited)        5


         Condensed Statements of Cash Flows for the three months ended March 31, 2000 and 1999 (unaudited)        6


         Notes to Condensed Financial Statements (unaudited)                                                      7


 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                   10


 Item 3. Quantitative and Qualitative Disclosures About Market Risk                                              11


PART II - OTHER INFORMATION


 Item 6. Exhibits and Reports on Form 8-K                                                                        12

                         PART I - FINANCIAL INFORMATION


 Item 1. Financial Statements

         Presented herein are the Registrant's condensed balance sheets as of March 31, 2000 and December 31, 1999, condensed statements of operations for the three months ended March 31, 2000 and 1999, and condensed statements of cash flows for the three months ended March 31, 2000 and 1999.

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                            CONDENSED BALANCE SHEETS

                                   (UNAUDITED)


                                                                              March 31,         December 31,
                                                                                2000                1999
                                                                            -------------       -------------

                 Assets

Current assets:

   Cash and cash equivalents, includes $4,019,362 at March 31, 2000
      and $3,214,051 at December 31, 1999 in interest-bearing accounts      $   4,019,535       $   3,214,151

   Net lease receivables due from Leasing Company
      (notes 1 and 2)                                                           1,405,956           2,276,319
                                                                            -------------       -------------

         Total current assets                                                   5,425,491           5,490,470
                                                                            -------------       -------------

Container rental equipment, at cost                                           123,769,135         123,839,462
   Less accumulated depreciation                                               36,381,919          34,630,513
                                                                            -------------       -------------
      Net container rental equipment                                           87,387,216          89,208,949
                                                                            -------------       -------------

         Total assets                                                       $  92,812,707       $  94,699,419
                                                                            =============       =============

            Partners' Capital

Partners' capital (deficit):
   General partner                                                          $     (51,478)      $     (45,373)
   Limited partners                                                            92,864,185          94,744,792
                                                                            -------------       -------------

         Total partners' capital                                            $  92,812,707       $  94,699,419
                                                                            =============       =============



              The accompanying notes are an integral part of these
                        condensed financial statements.

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)



                                                         Three Months Ended
                                                    ---------------------------
                                                     March 31,         March 31,
                                                        2000            1999
                                                    -----------     -----------
Net lease revenue (notes 1 and 3)                   $ 2,485,959     $ 2,777,866

Other operating expenses:
  Depreciation                                        1,810,339       1,829,847
  Other general and administrative expenses              50,685          45,358
                                                    -----------     -----------
                                                      1,861,024       1,875,205

    Income from operations                              624,935         902,661

Other income:
  Interest income                                        47,516          64,326
  Net gain on disposal of equipment                      12,891          18,023
                                                    -----------     -----------
                                                         60,407          82,349
                                                    -----------     -----------

    Net income                                      $   685,342     $   985,010
                                                    ===========     ===========

Allocation of net income:

  General partner                                   $   122,497     $   151,904
  Limited partners                                      562,845         833,106
                                                    -----------     -----------
                                                    $   685,342     $   985,010
                                                    ===========     ===========


Limited partners' per unit share of net income      $      0.08     $      0.12
                                                    ===========     ===========


              The accompanying notes are an integral part of these
                        condensed financial statements.

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                      Three Months Ended
                                                                -----------------------------
                                                                 March 31,         March 31,
                                                                    2000              1999
                                                                -----------       -----------
Net cash provided by operating activities                       $ 3,271,540       $ 2,685,399

Cash flows provided by (used in) investing activities:
  Proceeds from disposal of equipment                               105,898           154,089
  Purchase of container rental equipment                                 --          (768,036)
  Acquisition fees paid to general partner                               --           (38,402)
                                                                -----------       -----------

       Net cash provided by (used in) investing activities          105,898          (652,349)
                                                                -----------       -----------

Cash flows used in financing activities:
  Distribution to partners                                       (2,572,054)       (3,105,287)
                                                                -----------       -----------

Net increase (decrease) in cash and cash equivalents                805,384        (1,072,237)

Cash and cash equivalents at January 1                            3,214,151         6,212,541
                                                                -----------       -----------

Cash and cash equivalents at March 31                           $ 4,019,535       $ 5,140,304
                                                                ===========       ===========

              The accompanying notes are an integral part of these
                        condensed financial statements.

                       CRONOS GLOBAL INCOME FUND XV, L.P.

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


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

     (b) Leasing Company and Leasing Agent Agreement

         The Partnership has entered into a Leasing Agent Agreement whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Partnership. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Partnership's containers to ocean carriers, and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Partnership, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. Since the Leasing Agent Agreement meets the definition of an operating lease in Statement of Financial Accounting Standards (SFAS) No. 13, it is accounted for as a lease under which the Partnership is lessor and the Leasing Company is lessee.

         The Leasing Agent Agreement generally provides that the Leasing Company will make payments to the Partnership based upon rentals collected from ocean carriers after deducting direct operating expenses and management fees to CCC and the Leasing Company. The Leasing Company leases containers to ocean carriers, generally under operating leases which are either master leases or term leases (mostly one to five years). Master leases do not specify the exact number of containers to be leased or the term that each container will remain on hire but allow the ocean carrier to pick up and drop off containers at various locations; rentals are based upon the number of containers used and the applicable per-diem rate. Accordingly, rentals under master leases are all variable and contingent upon the number of containers used. Most containers are leased to ocean carriers under master leases; leasing agreements with fixed payment terms are not material to the financial statements. Since there are no material minimum lease rentals, no disclosure of minimum lease rentals is provided in these condensed financial statements.

                       CRONOS GLOBAL INCOME FUND XV, L.P.

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


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

     (d) Financial Statement Presentation

         These condensed financial statements have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting procedures have been omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and accompanying notes in the Partnership's latest annual report on Form 10-K.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

         The interim financial statements presented herewith reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the financial condition and results of operations for the interim period presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

(2)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at March 31, 2000 and December 31, 1999 were as follows:


                                                     March 31,       December 31,
                                                       2000             1999
                                                    -----------      -----------
Gross lease receivables                             $ 4,396,645      $ 4,570,004
Less:
Direct operating payables and accrued expenses        1,301,857          802,646
Damage protection reserve                               276,554          203,241
Base management fees                                    269,813          344,992
Reimbursed administrative expenses                      153,750           77,649
Allowance for doubtful accounts                         988,715          865,157
                                                    -----------      -----------
Net lease receivables                               $ 1,405,956      $ 2,276,319
                                                    ===========      ===========

                       CRONOS GLOBAL INCOME FUND XV, L.P.

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


(3)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three-month periods ended March 31, 2000 and 1999 were as follows:


                                             Three Months Ended
                                         ---------------------------
                                          March 31,       March 31,
                                             2000            1999
                                         -----------     -----------
Rental revenue (note 4)                  $ 4,178,609     $ 4,435,383
Less:
Rental equipment operating expenses        1,137,686       1,120,693
Base management fees                         274,991         305,153
Reimbursed administrative expenses           279,973         231,671
                                         -----------     -----------
                                         $ 2,485,959     $ 2,777,866
                                         ===========     ===========

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

     The Partnership derives its revenues from marine cargo containers. As of March 31, 2000, the Partnership operated 25,894 twenty-foot, 8,635 forty-foot and 1,801 forty-foot high-cube marine dry cargo containers, as well as 462 twenty-foot and 99 forty-foot high-cube refrigerated cargo containers, and 226 twenty-four thousand-liter tanks. A summary of gross lease revenue, by product, for the three-month periods ended March 31, 2000 and 1999 follows:


                                 Three Months Ended
                             ---------------------------
                              March 31,        March 31,
                                 2000            1999
                             -----------     -----------
Dry cargo containers         $ 3,523,058     $ 3,705,199
Refrigerated containers          474,996         527,932
Tank containers                  180,555         202,252
                             -----------     -----------
Total                        $ 4,178,609     $ 4,435,383
                             ===========     ===========


     Due to the Partnership's lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, it is impracticable to provide the geographic area information required by SFAS No. 131.

                                     ******

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.


1) Material changes in financial condition between March 31, 2000 and December 31, 1999.

     At March 31, 2000, the Registrant had $4,019,535 in cash and cash equivalents, an increase of $805,384 from the cash balances at December 31, 1999. At March 31, 2000, the Registrant had approximately $572,000 in cash generated from equipment sales reserved as part of its cash balances. Throughout the remainder of 2000, the Registrant expects to continue using cash generated from equipment sales to purchase and replace containers which have been lost or damaged beyond repair.

     The Registrant's allowance for doubtful accounts increased from $865,157 at December 31, 1999 to $988,715 at March 31, 2000. This increase was attributable to the delinquent account receivable balances of approximately 13 lessees. The Leasing Company has either negotiated specific payment terms with these lessees or is pursuing other alternatives to collect the outstanding balances. In each instance, the Registrant believes it has provided sufficient reserves for all doubtful accounts.

     The Registrant's cash distribution from operations for the first quarter of 2000 was 6.50% (annualized) of the limited partners' original capital contributions, unchanged from the fourth quarter of 1999. These distributions are directly related to the Registrant's results from operations and may fluctuate accordingly.

     In order to take advantage of improving market conditions and stronger demand for leased containers, the Registrant undertook a strategy that was aimed at significantly reducing its inventory of idle equipment in some low-demand locations while, at the same time, fulfilling lessee container requirements. As part of this strategy, the Registrant offered leasing incentives to several lessees for picking up off-hire equipment from the Registrant's higher inventory areas. This not only resulted in stronger utilization of the Registrant's equipment, but it also significantly lowered Partnership expenses related to storage and handling.


2) Material changes in the results of operations between the three-month period ended March 31, 2000 and 1999.

     Gross rental revenue (a component of net lease revenue) for the three-month period ended March 31, 2000 was $4,178,609, reflecting a decline of 6% from the same period in the prior year. Gross lease revenue was primarily impacted by lower per-diem rental rates. Dry cargo container average per-diem rental rates for the three-month period ended March 31, 2000 declined 11% when compared to the same period in the prior year. Refrigerated container average per-diem rental rates for the three-month period ended March 31, 2000 declined 14% when compared to the same three-month period in the prior year. Tank container average per-diem rental rates for the three-month period ended March 31, 2000 declined 10% when compared to the same period in the prior year.

     The Registrant's average fleet size and utilization rates for the three-month periods ended March 31, 2000 and March 31, 1999 were as follows:


                                                       Three Months Ended
                                                 -----------------------------
                                                   March 31,         March 31,
                                                     2000              1999
                                                 -----------       -----------
Average fleet size (measured in twenty-foot
   equivalent units (TEU))
      Dry cargo containers                            46,803            46,622
      Refrigerated containers                            660               660
      Tank containers                                    226               226
Average utilization
      Dry cargo containers                              76.5%             70.0%
      Refrigerated containers                           96.5%             96.1%
      Tank containers                                   78.0%             75.5%

     Rental equipment operating expenses were 27% of the Registrant's gross lease revenue during the three-month period ended March 31, 2000, as compared to 25% during the same three-month period ended March 31, 1999. Base management fees declined 10% from the same three-month period in the prior year as a result of lower gross rental revenues.

     The Registrant disposed of 45 twenty-foot, 10 forty-foot and three forty-foot high-cube marine dry cargo containers during the first quarter of 2000, as compared to 32 twenty-foot, one forty-foot and two forty-foot high-cube marine dry cargo containers during the first quarter of 1999. The decision to repair or dispose of a container is made when it is returned by a lessee. This decision is influenced by various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the container when disposed. These factors also influence the amount of sales proceeds received and the related gain on container disposals.

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

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K


(a)  Exhibits


  Exhibit
    No.                        Description                         Method of Filing
 ---------    -------------------------------------------------    --------------------

   3(a)        Limited Partnership Agreement of the                *
               Registrant, amended and restated as of December
               15, 1993


   3(b)        Certificate of Limited Partnership of the           **
               Registrant


   10          Form of Leasing Agent Agreement with Cronos         ***
               Containers Limited


   27          Financial Data Schedule                              Filed with this document



(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2000.


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



Date: May 15, 2000

                                  EXHIBIT INDEX



  Exhibit
    No.                         Description                         Method of Filing
 ---------     -------------------------------------------------    --------------------

   3(a)        Limited Partnership Agreement of the                 *
               Registrant, amended and restated as of December
               15, 1993


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