Form 10-Q
period 2000-06-30
CRONOS GLOBAL INCOME FUND XV LP
filed 2000-08-14
CIK 912605

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______TO________


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

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                               ENDED JUNE 30, 2000

                                TABLE OF CONTENTS




                                                                                                                     PAGE
PART I - FINANCIAL INFORMATION

  Item 1.   Financial Statements


            Condensed Balance Sheets - June 30, 2000 and December 31, 1999 (unaudited)                                 4


            Condensed Statements of Operations for the three and six months ended June 30, 2000 and 1999 (unaudited)   5


            Condensed Statements of Cash Flows for the six months ended June 30, 2000 and 1999 (unaudited)             6


            Notes to Condensed Financial Statements (unaudited)                                                        7


  Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                     10


  Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                                11


PART II - OTHER INFORMATION


  Item 1.   Legal Proceedings                                                                                         12


  Item 6.   Exhibits and Reports on Form 8-K                                                                          13

                         PART I - FINANCIAL INFORMATION


  Item 1.   Financial Statements

            Presented herein are the Registrant's condensed balance sheets as of June 30, 2000 and December 31, 1999, condensed statements of operations for the three and six months ended June 30, 2000 and 1999, and condensed statements of cash flows for the six months ended June 30, 2000 and 1999.

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                            CONDENSED BALANCE SHEETS

                                   (UNAUDITED)



                                                                               June 30,          December 31,
                                                                                 2000                1999
                                                                             -------------       -------------
                        Assets

Current assets:
    Cash and cash equivalents, includes $3,999,626 at June 30, 2000 and
        $3,214,051 at December 31, 1999 in interest-bearing accounts         $   4,078,960       $   3,214,151
    Net lease receivables due from Leasing Company
        (notes 1 and 2)                                                          1,733,202           2,276,319
                                                                             -------------       -------------

             Total current assets                                                5,812,162           5,490,470
                                                                             -------------       -------------

Container rental equipment, at cost                                            123,591,160         123,839,462
    Less accumulated depreciation                                               38,124,763          34,630,513
                                                                             -------------       -------------
        Net container rental equipment                                          85,466,397          89,208,949
                                                                             -------------       -------------

             Total assets                                                    $  91,278,559       $  94,699,419
                                                                             =============       =============

                 Partners' Capital

Partners' capital (deficit):
    General partner                                                          $     (44,463)      $     (45,373)
    Limited partners                                                            91,323,022          94,744,792
                                                                             -------------       -------------

             Total partners' capital                                         $  91,278,559       $  94,699,419
                                                                             =============       =============

The accompanying notes are an integral part of these condensed financial statements.

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                        Three Months Ended                Six Months Ended
                                                    --------------------------      --------------------------
                                                     June 30,        June 30,        June 30,        June 30,
                                                       2000            1999            2000            1999
                                                    ----------      ----------      ----------      ----------
Net lease revenue (notes 1 and 3)                   $2,706,339      $2,301,935      $5,192,298      $5,079,801

Other operating expenses:
   Depreciation                                      1,806,287       1,816,010       3,616,626       3,645,857
   Other general and administrative expenses            52,537          44,032         103,222          89,390
                                                    ----------      ----------      ----------      ----------
                                                     1,858,824       1,860,042       3,719,848       3,735,247
                                                    ----------      ----------      ----------      ----------

      Income from operations                           847,515         441,893       1,472,450       1,344,554

Other income:
   Interest income                                      42,388          57,212          89,904         121,538
   Net gain on disposal of equipment                    22,583           6,075          35,474          24,098
                                                    ----------      ----------      ----------      ----------
                                                        64,971          63,287         125,378         145,636
                                                    ----------      ----------      ----------      ----------

      Net income                                    $  912,486      $  505,180      $1,597,828      $1,490,190
                                                    ==========      ==========      ==========      ==========

Allocation of net income:
   General partner                                  $  129,345      $  135,277      $  251,842      $  287,181
   Limited partners                                    783,141         369,903       1,345,986       1,203,009
                                                    ----------      ----------      ----------      ----------

                                                    $  912,486      $  505,180      $1,597,828      $1,490,190
                                                    ==========      ==========      ==========      ==========

Limited partners' per unit share of net income      $     0.11      $     0.05      $     0.19      $     0.17
                                                    ==========      ==========      ==========      ==========


The accompanying notes are an integral part of these condensed financial statements.

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                         Six Months Ended
                                                                   -----------------------------
                                                                     June 30,          June 30,
                                                                       2000              1999
                                                                   -----------       -----------
Net cash provided by operating activities                          $ 5,665,243       $ 5,325,492

Cash provided by (used in) investing activities:
   Proceeds from disposal of equipment                                 218,254           271,166
   Purchase of container rental equipment                                   --          (768,036)
   Acquisition fees paid to general partner                                 --           (38,402)
                                                                   -----------       -----------

          Net cash provided by (used in) investing activities          218,254          (535,272)
                                                                   -----------       -----------

Cash used in financing activities:
   Distribution to partners                                         (5,018,688)       (6,210,574)
                                                                   -----------       -----------


Net increase (decrease) in cash and cash equivalents                   864,809        (1,420,354)


Cash and cash equivalents at January 1                               3,214,151         6,212,541
                                                                   -----------       -----------


Cash and cash equivalents at June 30                               $ 4,078,960       $ 4,792,187
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


(2)    Net Lease Receivables Due from Leasing Company

       Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 2000 and December 31, 1999 were as follows:


                                                                   June 30,        December 31,
                                                                     2000              1999
                                                                -------------      -------------

            Gross lease receivables                             $   4,515,880      $   4,570,004
            Less:
            Direct operating payables and accrued expenses          1,092,868            802,646
            Damage protection reserve                                 247,671            203,241
            Base management fees                                      305,537            344,992
            Reimbursed administrative expenses                        194,033             77,649
            Allowance for doubtful accounts                           942,569            865,157
                                                                -------------      -------------

            Net lease receivables                               $   1,733,202      $   2,276,319
                                                                =============      =============


                                       8                            (Continued)

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


(3)    Net Lease Revenue

       Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 2000 and 1999 were as follows:


                                                          Three Months Ended                 Six Months Ended
                                                     ----------------------------      -----------------------------
                                                       June 30,         June 30,         June 30,          June 30,
                                                         2000             1999             2000              1999
                                                     -----------      -----------      -----------       -----------
            Rental revenue (note 4)                  $ 4,033,361      $ 4,040,346      $ 8,211,970       $ 8,475,729
            Less:
            Rental equipment operating expenses          805,165        1,229,830        1,942,851         2,350,523
            Base management fees                         289,311          273,582          564,302           578,735
            Reimbursed administrative expenses           232,546          234,999          512,519           466,670
                                                     -----------      -----------      -----------       -----------

                                                     $ 2,706,339      $ 2,301,935      $ 5,192,298       $ 5,079,801
                                                     ===========      ===========      ===========       ===========

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

       The Partnership derives its revenues from cargo marine containers. As of June 30, 2000, the Partnership operated 25,837 twenty-foot, 8,627 forty-foot and 1,796 forty-foot high-cube dry cargo marine containers, as well as 462 twenty-foot and 99 forty-foot high-cube refrigerated cargo containers, and 226 twenty-four thousand-liter tanks. A summary of gross lease revenue, by product, for the three and six-month periods ended June 30, 2000 and 1999 follows:


                                             Three Months Ended              Six Months Ended
                                         --------------------------      --------------------------
                                          June 30,        June 30,        June 30,        June 30,
                                            2000            1999            2000            1999
                                         ----------      ----------      ----------      ----------
            Dry cargo containers         $3,360,651      $3,360,415      $6,883,709      $7,065,614
            Refrigerated containers         480,223         506,339         955,219       1,034,271
            Tank containers                 192,487         173,592         373,042         375,844
                                         ----------      ----------      ----------      ----------

            Total                        $4,033,361      $4,040,346      $8,211,970      $8,475,729
                                         ==========      ==========      ==========      ==========


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


1) Material changes in financial condition between June 30, 2000 and December 31, 1999.

       At June 30, 2000, the Registrant had $4,078,960 in cash and cash equivalents, an increase of $864,809 from the cash balances at December 31, 1999. At June 30, 2000, the Registrant had approximately $684,000 in cash generated from equipment sales reserved as part of its cash balances. The Registrant committed to purchase an additional 216 forty-foot high-cube dry cargo marine containers, replacing containers which have been lost or damaged beyond repair at an aggregate cost of approximately $601,020. Throughout the remainder of 2000, the Registrant expects to continue using cash generated from equipment sales to purchase and replace containers which have been lost or damaged beyond repair.

       The Registrant's allowance for doubtful accounts increased from $865,157 at December 31, 1999 to $942,569 at June 30, 2000. This increase was attributable to the delinquent account receivable balances of approximately 13 lessees. The Leasing Company has either negotiated specific payment terms with these lessees or is pursuing other alternatives to collect the outstanding balances. In each instance, the Registrant believes it has provided sufficient reserves for all doubtful accounts.

       The Registrant's cash distribution from operations for the second quarter of 2000 was 6.50% (annualized) of the limited partners' original capital contributions, unchanged from the first quarter of 2000. These distributions are directly related to the Registrant's results from operations and may fluctuate accordingly. Distributions for the general and limited partners are calculated based upon the Partnership Agreement.

       The growth in the volume of world trade, a rise in exports to the Far East, and the global effects of a strong U.S. economy have resulted in improved market conditions for the container leasing industry. As a result of these and other factors, including repositioning initiatives implemented earlier in the year, utilization of the Registrant's fleet of containers has exhibited steady improvement in recent months. In addition, new container prices, as well as interest rates, have been rising from historically low levels. During such times, ocean carriers tend to reduce their capital spending to supplement their owned fleets of containers in favor of leasing. The pressure on per diem rates has impacted the Registrant's revenues, but there has been some rate stabilization in recent months. The Registrant will continue to take advantage of improving market conditions by repositioning equipment to locations of greatest demand as well as seeking out leasing opportunities that will strengthen utilization and enhance the performance of the fleet.


2) Material changes in the results of operations between the three and six-month periods ended June 30, 2000 and 1999.

       Gross rental revenue (a component of net lease revenue) for the three and six-month periods ended June 30, 2000 was $4,033,361 and $8,211,970, respectively, reflecting a decline of less than 1% and 3% from the same respective periods in the prior year. Gross lease revenue was primarily impacted by higher utilization levels and lower per-diem rental rates. Dry cargo container average per-diem rental rates for the three and six-month periods ended June 30, 2000 declined 6% and 9%, respectively, when compared to the same periods in the prior year. Refrigerated container average per-diem rental rates for the three and six-month periods ended June 30, 2000 increased 2% and declined 8%, respectively, when compared to the same three and six-month periods in the prior year. Tank container average per-diem rental rates for both the three and six-month periods ended June 30, 2000 declined 10% when compared to the same periods in the prior year.


                                       10                           (Continued)

       The Registrant's average fleet size and utilization rates for the three and six-month periods ended June 30, 2000 and June 30, 1999 were as follows:


                                                                          Three Months Ended            Six Months Ended
                                                                        -----------------------       -----------------------
                                                                        June 30,       June 30,       June 30,       June 30,
                                                                          2000           1999           2000           1999
                                                                        --------       --------       --------       --------
            Average fleet size (measured in twenty-foot equivalent
                units (TEU))
                    Dry cargo containers                                  46,703         46,957         46,760         46,761
                    Refrigerated containers                                  660            659            660            659
                    Tank containers                                          226            226            226            226
            Average Utilization
                    Dry cargo containers                                      77%            70%            77%            70%
                    Refrigerated containers                                   98%            91%            97%            93%
                    Tank containers                                           77%            71%            78%            73%


       The Registrant's declining fleet size contributed to reductions in depreciation expense of less than 1% for both the three and six-month periods ended June 30, 2000 when compared to the same three and six-month in the prior year. Rental equipment operating expenses, as a percent of the Registrant's gross lease revenue, were 20% and 24%, respectively, during the three and six-month periods ended June 30, 2000, as compared to 30% and 28%, during the same respective three and six-month periods ended June 30, 1999. Base management fees for the six-month period ended June 30, 2000 declined 3% from the same six-month period in the prior year as a result of lower gross rental revenues.

       The Registrant disposed of 57 twenty-foot, eight forty-foot and five forty-foot high-cube dry cargo marine containers during the second quarter of 2000, as compared to 44 twenty-foot, nine forty-foot and two forty-foot high-cube dry cargo marine containers during the second quarter of 1999. The decision to repair or dispose of a container is made when it is returned by a lessee. This decision is influenced by various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the container when disposed. These factors also influence the amount of sales proceeds received and the related gain on container disposals.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

           Not applicable.

                           PART II - OTHER INFORMATION


Item 1.     Legal Proceedings

On March 20, 2000, KM Investments, LLC, a California limited liability company ("KM") filed its complaint (the "Complaint") in the Superior Court for the County of Los Angeles against CCC, as general partner of the Partnership, alleging violation of the California Revised Limited Partnership Act, breach of fiduciary duty, and unfair competition. KM claims to be an assignee of units of limited partnership interests in the Partnership and six other California limited partnerships (collectively, the "Cronos Partnerships") managed by CCC as general partner. KM, which is in the business of making unregistered tender offers for up to 4.9% of the outstanding interests in limited partnerships, claims that CCC has wrongfully refused to provide KM with lists of the limited partners of the Cronos Partnerships to enable KM to make unregistered tender offers to the limited partners of the Cronos Partnerships.

KM asks for declaratory relief, damages according to proof, attorneys' fees, costs, interest, a temporary restraining order and/or a preliminary injunction barring CCC from giving limited partner lists to any other party before delivering such lists to KM, punitive damages, and an order prohibiting CCC from receiving reimbursement of its legal fees incurred in defending the action from the Cronos Partnerships.

On April 24, 2000, CCC filed its demurrer to the Complaint and its motion to strike those portions of the Complaint seeking punitive damages. By its demurrer, CCC asserted that KM, as an assignee of units of the Cronos Partnerships, is not entitled to review or receive a copy of the lists of the limited partners of the Cronos Partnerships; that CCC has not breached any fiduciary duty to KM; and that CCC has not engaged in unfair competition as alleged by KM. CCC requested that the Court dismiss KM's Complaint.

On June 8, 2000, the Court heard CCC's demurrer, and sustained (i.e., granted) it in its entirety, allowing KM thirty days to file an amended complaint. KM did so on or about July 10, 2000, asserting the same causes of action as set forth in its original complaint. CCC intends to demur to KM's amended complaint and to move to strike those portions of the complaint seeking punitive damages. CCC believes that KM's complaint is without merit.

Item 6.     Exhibits and Reports on Form 8-K

(a)    Exhibits

        Exhibit
           No.                                  Description                                            Method of Filing
        --------        ---------------------------------------------------------------------       ---------------------
          3(a)          Limited Partnership Agreement of the Registrant, amended and restated       *
                        as of December 15, 1993

          3(b)          Certificate of Limited Partnership of the Registrant                        **

          10            Form of Leasing Agent Agreement with Cronos Containers Limited              ***

          27            Financial Data Schedule                                                     Filed with this document


(b)    Reports on Form 8-K

       No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2000.









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




                                 CRONOS GLOBAL INCOME FUND XV, L.P.


                                 By  Cronos Capital Corp.
                                     The General Partner




                                 By  /s/ Dennis J. Tietz
                                   ---------------------------------------------
                                     Dennis J. Tietz
                                     President and Director of Cronos Capital
                                       Corp. ("CCC")
                                     Principal Executive Officer of CCC




Date: August 14, 2000

                                  EXHIBIT INDEX

        Exhibit
           No.                                  Description                                            Method of Filing
        --------        ---------------------------------------------------------------------       ---------------------
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