Form 10-Q
period 2000-09-30
CRONOS GLOBAL INCOME FUND XV LP
filed 2000-11-14
CIK 912605

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

          One Front Street, 15th Floor, San Francisco, California 94111
               (Address of principal executive offices) (Zip Code)

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

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                            ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS


                                                                                                   PAGE
PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements


         Condensed Balance Sheets (unaudited) - September 30, 2000 and December 31, 1999             4


         Condensed Statements of Operations (unaudited) for the three and nine months ended
         September 30, 2000 and 1999                                                                 5


         Condensed Statements of Cash Flows (unaudited) for the nine months ended September 30,
         2000 and 1999                                                                               6


         Notes to Condensed Financial Statements (unaudited)                                         7


 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations      10


 Item 3. Quantitative and Qualitative Disclosures About Market Risk                                 11


PART II - OTHER INFORMATION


 Item 1. Legal Proceedings                                                                          12


 Item 6. Exhibits and Reports on Form 8-K                                                           13

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

        Presented herein are the Registrant's condensed balance sheets as of September 30, 2000 and December 31, 1999, condensed statements of operations for the three and nine months ended September 30, 2000 and 1999, and condensed statements of cash flows for the nine months ended September 30, 2000 and 1999.

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                            CONDENSED BALANCE SHEETS

                                   (UNAUDITED)


                                                                             September 30,         December 31,
                                                                                 2000                  1999
                                                                             -------------         -------------
                 Assets

Current assets:
   Cash and cash equivalents, includes $4,512,864 at September 30,
      2000 and $3,214,051 at December 31, 1999 in interest-bearing accounts  $   4,751,601         $   3,214,151

   Net lease receivables due from Leasing Company
      (Notes 1 and 2)                                                              569,233             2,276,319
                                                                             -------------         -------------

         Total current assets                                                    5,320,834             5,490,470
                                                                             -------------         -------------

Container rental equipment, at cost
                                                                               123,919,764           123,839,462
   Less accumulated depreciation                                                39,839,500            34,630,513
                                                                             -------------         -------------
      Net container rental equipment                                            84,080,264            89,208,949
                                                                             -------------         -------------

         Total assets                                                        $  89,401,098         $  94,699,419
                                                                             =============         =============

            Partners' Capital

Partners' capital (deficit):
   General partner                                                           $     (48,701)        $     (45,373)
   Limited partners                                                             89,449,799            94,744,792
                                                                             -------------         -------------

         Total partners' capital                                             $  89,401,098         $  94,699,419
                                                                             =============         =============



        The accompanying notes are an integral part of these condensed financial statements.

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                           Three Months Ended                  Nine Months Ended
                                                     -------------------------------     -------------------------------
                                                     September 30,     September 30,     September 30,     September 30,
                                                         2000              1999              2000              1999
                                                      ----------        ----------        ----------        ----------
Net lease revenue (Notes 1 and 3)                     $2,363,101        $2,399,013        $7,555,399        $7,478,814

Other operating expenses:
  Depreciation                                         1,810,019         1,811,002         5,426,645         5,456,859
  Other general and administrative expenses               45,098            46,685           148,320           136,075
                                                      ----------        ----------        ----------        ----------
                                                       1,855,117         1,857,687         5,574,965         5,592,934
                                                      ----------        ----------        ----------        ----------

    Income from operations                               507,984           541,326         1,980,434         1,885,880

Other income:
  Interest income                                         46,459            55,649           136,363           177,187
  Net gain on disposal of equipment                       14,683            14,288            50,157            38,386
                                                      ----------        ----------        ----------        ----------
                                                          61,142            69,937           186,520           215,573
                                                      ----------        ----------        ----------        ----------

    Net income                                        $  569,126        $  611,263        $2,166,954        $2,101,453
                                                      ==========        ==========        ==========        ==========

Allocation of net income:
  General partner                                     $  118,090        $  144,469        $  369,932        $  431,650
  Limited partners                                       451,036           466,794         1,797,022         1,669,803
                                                      ----------        ----------        ----------        ----------

                                                      $  569,126        $  611,263        $2,166,954        $2,101,453
                                                      ==========        ==========        ==========        ==========

Limited partners' per unit share of net income        $     0.06        $     0.06        $     0.25        $     0.23
                                                      ==========        ==========        ==========        ==========



        The accompanying notes are an integral part of these condensed financial statements.

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                         Nine Months Ended
                                                                  --------------------------------
                                                                  September 30,      September 30,
                                                                      2000                1999
Net cash provided by operating activities                         $ 8,849,825         $ 8,196,199
                                                                  -----------         -----------

Cash from investing activities:
  Proceeds from disposal of equipment                                 322,634             374,167
  Purchase of container rental equipment                             (161,650)           (768,036)
  Acquisition fees paid to general partner                             (8,083)            (38,402)
                                                                  -----------         -----------

       Net cash provided by (used in) investing activities            152,901            (432,271)
                                                                  -----------         -----------

Cash used in financing activities:
  Distribution to Partners                                         (7,465,276)         (9,315,861)
                                                                  -----------         -----------


Net increase (decrease) in cash and cash equivalents                1,537,450          (1,551,933)


Cash and cash equivalents, beginning of period                      3,214,151           6,212,541
                                                                  -----------         -----------


Cash and cash equivalents, end of period                          $ 4,751,601         $ 4,660,608
                                                                  ===========         ===========



        The accompanying notes are an integral part of these condensed financial statements.

                       CRONOS GLOBAL INCOME FUND XV, L.P.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


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

        The Leasing Agent Agreement generally provides that the Leasing Company will make payments to the Partnership based upon rentals collected from ocean carriers after deducting direct operating expenses and management fees to CCC and the Leasing Company. The Leasing Company leases containers to ocean carriers, generally under operating leases which are either master leases or term leases (mostly one to five years). Master leases do not specify the exact number of containers to be leased or the term that each container will remain on hire but allow the ocean carrier to pick up and drop off containers at various locations; rentals are based upon the number of containers used and the applicable per-diem rate. Accordingly, rentals under master leases are all variable and contingent upon the number of containers used. Most containers are leased to ocean carriers under master leases; leasing agreements with fixed payment terms are not material to the financial statements. Since there are no material minimum lease rentals, no disclosure of minimum lease rentals is provided in these condensed financial statements.
                                                                     (Continued)

                       CRONOS GLOBAL INCOME FUND XV, L.P.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


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

    (d) Financial Statement Presentation

        These condensed financial statements have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in The United States of America ("GAAP") have been omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and accompanying notes in the Partnership's latest annual report on Form 10-K.

        The preparation of financial statements in conformity with GAAP requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

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


(2) Net Lease Receivables Due from Leasing Company

    Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 2000 and December 31, 1999 were as follows:


                                                             September 30,     December 31,
                                                                 2000              1999
                                                             -------------     ------------
        Gross lease receivables                               $4,242,482        $4,570,004
        Less:
        Direct operating payables and accrued expenses         1,299,989           802,646
        Damage protection reserve                                390,161           203,241
        Base management fees                                     312,361           344,992
        Reimbursed administrative expenses                       205,714            77,649
        Rental equipment payable                                 410,750                --
        Acquisition fees payable                                  21,263                --
        Allowance for doubtful accounts                        1,033,011           865,157
                                                              ----------        ----------

        Net lease receivables                                 $  569,233        $2,276,319
                                                              ==========        ==========

                                                                     (Continued)

                       CRONOS GLOBAL INCOME FUND XV, L.P.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(3) Net Lease Revenue

    Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 2000 and 1999 was as follows:

                                                        Three Months Ended                    Nine Months Ended
                                                  -------------------------------      --------------------------------
                                                  September 30,     September 30,      September 30,      September 30,
                                                      2000               1999               2000               1999
                                                  ------------      -------------      -------------      -------------
        Rental revenue                            $ 4,019,836        $ 4,033,850        $12,231,806        $12,509,579
        Less:
        Rental equipment operating                  1,223,452          1,162,528          3,166,303          3,513,051
        expenses
        Base management fees                          271,892            278,146            836,194            856,881
        Reimbursed administrative expenses            161,391            194,163            673,910            660,833
                                                  -----------        -----------        -----------        -----------

                                                  $ 2,363,101        $ 2,399,013        $ 7,555,399        $ 7,478,814
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

    The Partnership derives its revenues from cargo marine containers. As of September 30, 2000, the Partnership operated 25,765 twenty-foot, 8,615 forty-foot and 2,010 forty-foot high-cube dry cargo marine containers, as well as 462 twenty-foot and 99 forty-foot high-cube refrigerated cargo containers, and 226 twenty-four thousand-liter tanks. A summary of gross lease revenue, by product, for the three and nine-month periods ended September 30, 2000 and 1999 follows:

                                             Three Months Ended                    Nine Months Ended
                                       -------------------------------      --------------------------------
                                       September 30,     September 30,      September 30,      September 30,
                                           2000               1999               1999               1999
                                       -----------       -------------      -------------      -------------
        Dry cargo containers           $ 3,366,954        $ 3,448,028        $10,250,662        $10,513,642
        Refrigerated containers            470,500            403,910          1,425,719          1,438,181
        Tank containers                    182,382            181,912            555,425            557,756
                                       -----------        -----------        -----------        -----------

        Total                          $ 4,019,836        $ 4,033,850        $12,231,806        $12,509,579
                                       ===========        ===========        ===========        ===========

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


1) Material changes in financial condition between September 30, 2000 and December 31, 1999.

    At September 30, 2000, the Registrant had $4,751,601 in cash and cash equivalents, an increase of $1,537,450 from the cash balances at December 31, 1999. At September 30, 2000, the Registrant had approximately $187,000 in cash generated from equipment sales reserved as part of its cash balances. The Registrant committed to purchase an additional 155 forty-foot high-cube dry cargo marine containers, replacing containers which have been lost or damaged beyond repair at an aggregate cost of approximately $431,288. Throughout the remainder of 2000, the Registrant expects to continue using cash generated from equipment sales to purchase and replace containers which have been lost or damaged beyond repair.

    The Registrant's allowance for doubtful accounts increased from $865,157 at December 31, 1999 to $1,033,011 at September 30, 2000. This increase was attributable to the delinquent account receivable balances of approximately 19 lessees. The Leasing Company has either negotiated specific payment terms with these lessees or is pursuing other alternatives to collect the outstanding balances. In each instance, the Registrant believes it has recorded appropriate allowance.

    The Registrant's cash distribution from operations for the third quarter of 2000 was 6.50% (annualized) of the limited partners' original capital contributions, unchanged from the second quarter of 2000. These distributions are directly related to the Registrant's results from operations and may fluctuate accordingly. Distributions for the general and limited partners are calculated based upon the Partnership Agreement.

    During the third quarter of 2000, growth in the volume of containerized trade continued to improve. As a result, demand for leased equipment strengthened in many locations, but most significantly throughout Asia. With the growth in the volume of world trade, ocean carriers are committing their capital to the purchase of additional containerships and turning to leasing companies to supply them with the containers they need to meet their growing freight requirements. The container leasing market has rebounded and prospects have somewhat improved, but lease rates have remained at generally the same low level as at the beginning of this year. At the same time, inventories of idle equipment have been reduced in Europe, but there has been no appreciable reduction in the U.S. The strong U.S. economy continued to import more than it exported. This imbalance has had the effect of further increasing idle container inventories, particularly on the U.S. East Coast.


2) Material changes in the results of operations between the three and nine-month periods ended September 30, 2000 and 1999.

    Gross rental revenue (a component of net lease revenue) for the three and nine-month periods ended September 30, 2000 was $4,019,836 and $12,231,806, respectively, reflecting a decline of less than 1% and 2% from the same respective periods in the prior year. Gross lease revenue was primarily impacted by higher utilization levels and lower per-diem rental rates. Dry cargo container average per-diem rental rates for the three and nine-month periods ended September 30, 2000 declined 2% and 7%, respectively, when compared to the same periods in the prior year. Refrigerated container average per-diem rental rates for the three and nine-month periods ended September 30, 2000 increased 6% and declined 4%, respectively, when compared to the same three and nine-month periods in the prior year. Tank container average per-diem rental rates for the three and nine-month periods ended September 30, 2000 declined 9% and 10%, respectively, when compared to the same periods in the prior year.
                                                                     (Continued)

    The Registrant's average fleet size and utilization rates for the three and nine-month periods ended September 30, 2000 and 1999 were as follows:

                                                        Three Months Ended           Nine Months Ended
                                                   ----------------------------  ----------------------------
                                                   September 30,  September 30,  September 30,  September 30,
                                                        2000           1999           2000           1999
                                                   -------------  -------------  -------------  -------------
        Average fleet size (measured in
           twenty-foot equivalent units (TEU))
              Dry cargo containers                    46,961         46,900         46,820         46,799
              Refrigerated containers                    660            656            660            658
              Tank containers                            226            225            226            226
        Average Utilization
              Dry cargo containers                        76%            74%            76%            71%
              Refrigerated containers                     96%            85%            97%            91%
              Tank containers                             78%            72%            78%            73%


    Rental equipment operating expenses, as a percent of the Registrant's gross lease revenue, were 30% and 26%, respectively, during the three and nine-month periods ended September 30, 2000, as compared to 29% and 28%, during the same respective three and nine-month periods ended September 30, 1999. Base management fees for the nine-month period ended September 30, 2000 declined 2% from the same nine-month period in the prior year as a result of lower gross rental revenues.

    The Registrant disposed of 72 twenty-foot, 12 forty-foot and two forty-foot high-cube dry cargo marine containers during the third quarter of 2000, as compared to 44 twenty-foot, two forty-foot and seven forty-foot high-cube dry cargo marine containers during the third quarter of 1999. The decision to repair or dispose of a container is made when it is returned by a lessee. This decision is influenced by various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the container when disposed. These factors also influence the amount of sales proceeds received and the related gain on container disposals.



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

On June 8, 2000, the Court heard CCC's demurrer, and sustained (i.e., granted) it in its entirety, allowing KM thirty days to file an amended complaint. KM did so on or about July 10, 2000, asserting the same causes of action as set forth in its original complaint. On August 25, 2000, CCC filed its demurrer to KM's First Amended Complaint and its motion to strike those portions of the First Amended Complaint seeking punitive damages. On October 11, 2000, the Court heard CCC's motions. It sustained CCC's demurrer to KM's fourth cause of action seeking declaratory relief, but overruled (i.e., denied) CCC's demurrer to KM's first three causes of action, on the ground that the evidence submitted by CCC was not properly before the Court on CCC's demurrer to KM's First Amended Complaint. At the same time, the Court granted CCC's motion to strike those portions of KM's First Amended Complaint seeking punitive damages.

On October 20, 2000, CCC filed its answer to KM's First Amended Complaint, denying the allegations thereof, denying that plaintiff is entitled to any damages, and asserting various affirmative defenses. CCC believes that KM does not have standing to inspect or receive lists of the limited partners of the limited partnerships managed by CCC, and that CCC has meritorious defenses to KM's First Amended Complaint.

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
       3(a)      Limited Partnership Agreement of the Registrant,               *
                 amended and restated as of December 15, 1993

       3(b)      Certificate of Limited Partnership of the Registrant           **

       10        Form of Leasing Agent Agreement with Cronos                    ***
                 Containers Limited

       27        Financial Data Schedule                                        Filed with this
                                                                                document


(b) Reports on Form 8-K

    No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2000.







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




                                    CRONOS GLOBAL INCOME FUND XV, L.P.


                                    By   Cronos Capital Corp.
                                         The General Partner




                                    By   /s/ Dennis J. Tietz
                                         ---------------------------------------
                                         Dennis J. Tietz
                                         President and Director of Cronos
                                         Capital Corp. ("CCC")
                                         Principal Executive Officer of CCC



Date: November 14, 2000

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