Form 10-Q
period 2001-03-31
CRONOS GLOBAL INCOME FUND XV LP
filed 2001-05-15
CIK 912605

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                              ENDED MARCH 31, 2001

                                TABLE OF CONTENTS

                                                                                                  PAGE
                                                                                                  ----
PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements


         Balance Sheets - March 31, 2001 (unaudited) and December 31, 2000                         4


         Statements of Operations for the three months ended March 31, 2001 and 2000 (unaudited)   5


         Statements of Cash Flows for the three months ended March 31, 2001 and 2000 (unaudited)   6


         Notes to Financial Statements (unaudited)                                                 7


 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations    10


 Item 3. Quantitative and Qualitative Disclosures About Market Risk                               11


PART II - OTHER INFORMATION


 Item 6. Exhibits and Reports on Form 8-K                                                         12

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

        Presented herein are the Registrant's balance sheets as of March 31, 2001 and December 31, 2000, statements of operations for the three months ended March 31, 2001 and 2000, and statements of cash flows for the three months ended March 31, 2001 and 2000.

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                                 BALANCE SHEETS

                                                                                    March 31,               December 31,
                                                                                      2001                      2000
                                                                                  -------------             ------------
                                                                                   (Unaudited)
                 Assets

Current assets:
   Cash and cash equivalents, includes $3,985,465 at March 31, 2001
      and $3,966,004 at December 31, 2000 in interest-bearing accounts            $   4,091,719             $  4,126,805
   Net lease receivables due from Leasing Company
      (notes 1 and 2)                                                                 1,451,719                1,376,889
                                                                                  -------------             ------------

         Total current assets                                                         5,543,438                5,503,694
                                                                                  -------------             ------------

Container rental equipment, at cost                                                 124,006,454              124,174,507
   Less accumulated depreciation                                                     43,410,344               41,660,323
                                                                                  -------------             ------------
      Net container rental equipment                                                 80,596,110               82,514,184
                                                                                  -------------             ------------

         Total assets                                                             $  86,139,548             $ 88,017,878
                                                                                  =============             ============

            Partners' Capital

Partners' capital (deficit):
   General partner                                                                $     (16,569)            $        684
   Limited partners                                                                  86,156,117               88,017,194
                                                                                  -------------             ------------

         Total partners' capital                                                  $  86,139,548             $ 88,017,878
                                                                                  =============             ============


   The accompanying notes are an integral part of these financial statements.

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                 Three Months Ended
                                                          --------------------------------
                                                           March 31,             March 31,
                                                             2001                  2000
                                                          ----------            ----------
Net lease revenue (notes 1 and 3)                         $2,319,072            $2,485,959

Other operating expenses:
  Depreciation                                             1,808,904             1,810,339
  Other general and administrative expenses                   88,052                50,685
                                                          ----------            ----------
                                                           1,896,956             1,861,024
                                                          ----------            ----------
    Income from operations                                   422,116               624,935

Other income:
  Interest income                                             50,498                47,516
  Net gain on disposal of equipment                            1,545                12,891
                                                          ----------            ----------
                                                              52,043                60,407
                                                          ----------            ----------

    Net income                                            $  474,159            $  685,342
                                                          ==========            ==========

Allocation of net income:
  General partner                                         $  100,370            $  122,497
  Limited partners                                           373,789               562,845
                                                          ----------            ----------

                                                          $  474,159            $  685,342
                                                          ==========            ==========

Limited partners' per unit share of net income            $     0.05            $     0.08
                                                          ==========            ==========


   The accompanying notes are an integral part of these financial statements.

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                        Three Months Ended
                                                                -----------------------------------
                                                                 March 31,               March 31,
                                                                   2001                    2000
                                                                -----------             -----------
Net cash provided by operating activities                       $ 2,207,291             $ 3,271,540

Cash flows provided by investing activities:
  Proceeds from disposal of equipment                               110,112                 105,898

Cash flows used in financing activities:
  Distribution to partners                                       (2,352,489)             (2,572,054)
                                                                -----------             -----------


Net (decrease) increase in cash and cash equivalents                (35,086)                805,384


Cash and cash equivalents at January 1                            4,126,805               3,214,151
                                                                -----------             -----------


Cash and cash equivalents at March 31                           $ 4,091,719             $ 4,019,535
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


(2)     Net Lease Receivables Due from Leasing Company

        Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at March 31, 2001 and December 31, 2000 were as follows:

                                                                    March 31,           December 31,
                                                                      2001                  2000
                                                                   ----------           ------------
         Gross lease receivables                                   $3,371,563            $3,555,903
         Less:
         Direct operating payables and accrued expenses               927,078               988,524
         Damage protection reserve                                    225,917               353,669
         Base management fees                                         279,204               325,402
         Reimbursed administrative expenses                           139,926               175,266
         Allowance for doubtful accounts                              347,719               336,153
                                                                   ----------            ----------

         Net lease receivables                                     $1,451,719            $1,376,889
                                                                   ==========            ==========


                                                                     (Continued)

                       CRONOS GLOBAL INCOME FUND XV, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)     Net Lease Revenue

        Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for each of the three-month periods ended March 31, 2001 and 2000 were as follows:

                                                               Three Months Ended
                                                        --------------------------------
                                                         March 31,             March 31,
                                                           2001                  2000
                                                        ----------            ----------
         Rental revenue (note 4)                        $3,638,390            $4,178,609
         Less:
         Rental equipment operating expenses               883,023             1,137,686
         Base management fees                              251,084               274,991
         Reimbursed administrative expenses                185,211               279,973
                                                        ----------            ----------

                                                        $2,319,072            $2,485,959
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

        The Partnership derives its revenues from leasing marine cargo containers. As of March 31, 2001, the Partnership operated 25,688 twenty-foot, 8,593 forty-foot and 2,127 forty-foot high-cube marine dry cargo containers, 462 twenty-foot and 99 forty-foot high-cube refrigerated cargo containers, and 225 twenty-four thousand-liter tanks. A summary of gross lease revenue, by product, for each of the three-month periods ended March 31, 2001 and 2000 follows:

                                                   Three Months Ended
                                            --------------------------------
                                             March 31,             March 31,
                                               2001                  2000
                                            ----------            ----------
         Dry cargo containers               $3,063,970            $3,523,058
         Refrigerated containers               420,934               474,996
         Tank containers                       153,486               180,555
                                            ----------            ----------

         Total                              $3,638,390            $4,178,609
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


1) Material changes in financial condition between March 31, 2001 and December 31, 2000.

        At March 31, 2001, the Registrant had $4,091,719 in cash and cash equivalents, a decrease of $35,086 from the cash balances at December 31, 2000. Contributing to this decline was the Registrants' results from operations, which were impacted by conditions created by the slowdown in the global economy. At March 31, 2001, the Registrant had approximately $135,000 in cash generated from equipment sales reserved as part of its cash balances. Throughout the remainder of 2001, the Registrant expects to continue using cash generated from equipment sales to purchase and replace containers that have been lost or damaged beyond repair.

        The Registrant's operating performance contributed to a 5% decline in net lease receivables at March 31, 2001 when compared to December 31, 2000. The decrease is primarily due to a 5% decrease in gross lease receivables, a component of net lease receivables.

        The Registrant's cash distribution from operations for the first quarter of 2001 was 6.2% (annualized) of the limited partners' original capital contributions, a decrease of 0.1% compared to the fourth quarter of 2000. These distributions are directly related to the Registrant's results from operations and may fluctuate accordingly.


2) Material changes in the results of operations between the three-month period ended March 31, 2001 and 2000.

        In the first quarter of 2001, the worldwide demand for containers was significantly impacted by the slowdown in the global economy. These conditions are reflected in the decline of the Registrant's utilization and per-diem rental rates from December 31, 2000 levels. The Leasing Company has implemented a number of marketing initiatives which are designed to target identified leasing opportunities and enhance inventory management.

        Gross rental revenue (a component of net lease revenue) for the three-month period ended March 31, 2001 was $3,638,390, reflecting a decline of 13% from the same period in the prior year. Gross lease revenue was primarily impacted by lower per-diem rental rates and a decrease in utilization rates. Dry cargo container average per-diem rental rates for the three-month period ended March 31, 2001 declined 4% when compared to the same period in the prior year. Refrigerated container average per-diem rental rates for the three-month period ended March 31, 2001 increased 1% when compared to the same three-month period in the prior year. Tank container average per-diem rental rates for the three-month period ended March 31, 2001 declined 9% when compared to the same period in the prior year.


                                                                     (Continued)

        The Registrant's average fleet size and utilization rates for the three-month periods ended March 31, 2001 and March 31, 2000 were as follows:

                                                                     Three Months Ended
                                                                -----------------------------
                                                                March 31,            March 31,
                                                                  2001                 2000
                                                                --------             --------
         Average fleet size (measured in twenty-foot
            equivalent units (TEU))
               Dry cargo containers                               47,169               46,803
               Refrigerated containers                               660                  660
               Tank containers                                       225                  226
         Average utilization
               Dry cargo containers                                 69.2%                76.5%
               Refrigerated containers                              91.9%                96.5%
               Tank containers                                      77.2%                78.0%

        Rental equipment operating expenses were 24% of the Registrant's gross lease revenue during the three-month period ended March 31, 2001, as compared to 27% during the same three-month period ended March 31, 2000. The decrease was primarily due to the $143,381 reduction in the provision for doubtful accounts and related expenses, as well as a reduction of $150,581 in repair and maintenance expenses. These decreases were partially offset by a $109,056 increase in storage costs, which typically increase with a reduction in equipment utilization. The Registrant's operating results contributed to a decline in base management fees when compared to the same period in the prior year.

        The Registrant disposed of 36 twenty-foot, 15 forty-foot and five forty-foot high-cube marine dry cargo containers during the first quarter of 2001, as compared to 45 twenty-foot, 10 forty-foot and three forty-foot high-cube marine dry cargo containers during the first quarter of 2000. The decision to repair or dispose of a container is made when it is returned by a lessee. This decision is influenced by various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the container when disposed. The level of the Registrant's container disposals in subsequent periods will also contribute to fluctuations in the net gain or loss on disposals. As a result of current market conditions, the Registrant will monitor the carrying value of its containers to determine if they have been permanently impaired.


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

(a)     Exhibits

      Exhibit
        No.                       Description                            Method of Filing
      -------                     -----------                            ----------------
       3(a)      Limited Partnership Agreement of the Registrant,               *
                 amended and restated as of December 15, 1993

       3(b)      Certificate of Limited Partnership of the                     **
                 Registrant

       10        Form of Leasing Agent Agreement with Cronos                  ***
                 Containers Limited


(b)     Reports on Form 8-K

        No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2001.


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


                                       CRONOS GLOBAL INCOME FUND XV, L.P.


                                       By  Cronos Capital Corp.
                                           The General Partner


                                       By  /s/ Dennis J. Tietz
                                           -------------------------------------
                                           Dennis J. Tietz
                                           President and Director of Cronos
                                           Capital Corp. ("CCC")
                                           Principal Executive Officer of CCC



                                       By  /s/ John Kallas
                                           -------------------------------------
                                           John Kallas
                                           Chief Financial Officer and Director
                                           of Cronos Capital Corp. ("CCC")
                                           Principal Financial and Accounting
                                           Officer of CCC


Date: May 15, 2001

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