Form 10-Q
period 2001-06-30
CRONOS GLOBAL INCOME FUND XV LP
filed 2001-08-14
CIK 912605

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-23886

CRONOS GLOBAL INCOME FUND XV, L.P.
(Exact name of registrant as specified in its charter)

California	94-3186624

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Front Street, 15th Floor, San Francisco, California 94111
(Address of principal executive offices) (Zip Code)

(415) 677-8990
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X].   No [   ].

CRONOS GLOBAL INCOME FUND XV, L.P.

Report on Form 10-Q for the Quarterly Period
Ended June 30, 2001

TABLE OF CONTENTS

		PAGE

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Balance Sheets — June 30, 2001 (unaudited) and December 31, 2000	4
	Statements of Operations for the three and six months ended June 30, 2001 and 2000 (unaudited)	5
	Statements of Cash Flows for the six months ended June 30, 2001 and 2000 (unaudited)	6
	Notes to Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
PART II - OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	14

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Presented herein are the Registrant’s balance sheets as of June 30, 2001 and December 31, 2000, statements of operations for the three and six months ended June 30, 2001 and 2000, and statements of cash flows for the six months ended June 30, 2001 and 2000.

CRONOS GLOBAL INCOME FUND XV, L.P.

Balance Sheets

	June 30,	December 31,
	2001	2000

	(Unaudited)
Assets

Current assets:

Cash and cash equivalents, includes $10,871 at June 30, 2001 and $3,966,004 at December 31, 2000 in interest-bearing accounts	$3,952,862	$4,126,805

Net lease receivables due from Leasing Company (notes 1 and 2)	1,106,307	1,376,889

Total current assets	5,059,169	5,503,694

Container rental equipment, at cost	123,892,229	124,174,507

Less accumulated depreciation	45,205,141	41,660,323

Net container rental equipment	78,687,088	82,514,184

Total assets	$83,746,257	$88,017,878

Partners’ Capital

Partners’ capital (deficit):

General partner	$(40,502)	$684

Limited partners	83,786,759	88,017,194

Total partners’ capital	$83,746,257	$88,017,878

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XV, L.P.

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Net lease revenue (notes 1 and 3)	$1,848,985	$2,706,339	$4,168,057	$5,192,298

Other operating expenses:

Depreciation	1,838,928	1,806,287	3,647,832	3,616,626

Other general and administrative expenses	91,923	52,537	179,975	103,222

	1,930,851	1,858,824	3,827,807	3,719,848

Income (loss) from operations	(81,866)	847,515	340,250	1,472,450

Other income:

Interest income	41,096	42,388	91,594	89,904

Net (loss) gain on disposal of equipment	(31)	22,583	1,514	35,474

	41,065	64,971	93,108	125,378

Net income (loss)	$(40,801)	$912,486	$433,358	$1,597,828

Allocation of net income (loss):

General partner	$93,691	$129,345	$194,030	$251,842

Limited partners	(134,492)	783,141	239,328	1,345,986

	$(40,801)	$912,486	$433,358	$1,597,828

Limited partners’ per unit share of net income (loss)	$(0.02)	$0.11	$0.03	$0.19

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XV, L.P.

Statements of Cash Flows

(Unaudited)

	Six Months Ended

	June 30,	June 30,
	2001	2000

Net cash provided by operating activities	$4,266,283	$5,665,243

Cash provided by investing activities:

Proceeds from disposal of equipment	264,753	218,254

Cash used in financing activities:

Distribution to partners	(4,704,979)	(5,018,688)

Net (decrease) increase in cash and cash equivalents	(173,943)	864,809

Cash and cash equivalents at January 1	4,126,805	3,214,151

Cash and cash equivalents at June 30	$3,952,862	$4,078,960

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XV, L.P.

Notes to Unaudited Financial Statements

(1)	Summary of Significant Accounting Policies

(a)	Nature of Operations

Cronos Global Income Fund XV, L.P. (the “Partnership”) is a limited partnership organized under the laws of the State of California on August 26, 1993, for the purpose of owning and leasing marine cargo containers, special purpose containers and container related equipment worldwide to ocean carriers. To this extent, the Partnership’s operations are subject to the fluctuations of world economic and political conditions. Such factors may affect the pattern and levels of world trade. The Partnership believes that the profitability of, and risks associated with, leases to foreign customers is generally the same as those of leases to domestic customers. The Partnership’s leases generally require all payments to be made in United States currency.

Cronos Capital Corp. (“CCC”) is the general partner and, with its affiliate Cronos Containers Limited (the “Leasing Company”), manages the business of the Partnership. CCC and the Leasing Company also manage the container leasing business for other partnerships affiliated with the general partner. The Partnership shall continue until December 31, 2012, unless sooner terminated upon the occurrence of certain events.

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

(b)	Leasing Company and Leasing Agent Agreement

The Partnership has entered into a Leasing Agent Agreement whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Partnership. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Partnership’s containers to ocean carriers, and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Partnership, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. Since the Leasing Agent Agreement meets the definition of an operating lease in Statement of Financial Accounting Standards (SFAS) No. 13, it is accounted for as a lease under which the Partnership is lessor and the Leasing Company is lessee.

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

(d)	Depreciation of Rental Equipment

Effective June 1, 2001, the estimated depreciable life has been changed from a twelve-year life to a fifteen-year life and the estimated salvage value has been changed from 30% to 10% of the original equipment cost. The effect of these depreciation changes is a decrease to net income of approximately $30,000 from June 1 to June 30, 2001.

(e)	Financial Statement Presentation

These financial statements have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting procedures have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and accompanying notes in the Partnership’s latest annual report on Form 10-K.

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

(Continued)

CRONOS GLOBAL INCOME FUND XV, L.P.

Notes to Unaudited Financial Statements

(2)	Net Lease Receivables Due from Leasing Company

Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 2001 and December 31, 2000 were as follows:

	June 30,	December 31,
	2001	2000

Gross lease receivables	$3,035,888	$3,555,903

Less:

Direct operating payables and accrued expenses	1,249,901	988,524

Damage protection reserve	157,938	353,669

Base management fees	185,834	325,402

Reimbursed administrative expenses	49,495	175,266

Allowance for doubtful accounts	286,413	336,153

Net lease receivables	$1,106,307	$1,376,889

(3)	Net Lease Revenue

Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for each of the three and six-month periods ended June 30, 2001 and 2000 were as follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Rental revenue (note 4)	$3,348,365	$4,033,361	$6,986,755	$8,211,970

Less:

Rental equipment operating expenses	1,097,925	805,165	1,980,948	1,942,851

Base management fees	227,916	289,311	479,000	564,302

Reimbursed administrative expenses	173,539	232,546	358,750	512,519

	$1,848,985	$2,706,339	$4,168,057	$5,192,298

(Continued)

CRONOS GLOBAL INCOME FUND XV, L.P.

Notes to Unaudited Financial Statements

(4)	Operating Segment

The Financial Accounting Standards Board has issued SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which changes the way public business enterprises report financial and descriptive information about reportable operating segments. An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and about which separate financial information is available. Management operates the Partnership’s container fleet as a homogenous unit and has determined, after considering the requirements of SFAS No. 131, that as such it has a single reportable operating segment.

The Partnership derives its revenues from leasing marine cargo containers. As of June 30, 2001, the Partnership operated 25,654 twenty-foot, 8,589 forty-foot and 2,127 forty-foot high-cube marine dry cargo containers, 461 twenty-foot and 99 forty-foot high-cube refrigerated cargo containers, and 225 twenty-four thousand-liter tanks. A summary of gross lease revenue, by product, for each of the three and six-month periods ended June 30, 2001 and 2000 follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Dry cargo containers	$2,780,794	$3,360,651	$5,844,764	$6,883,709

Refrigerated containers	381,362	480,223	802,296	955,219

Tank containers	186,209	192,487	339,695	373,042

Total	$3,348,365	$4,033,361	$6,986,755	$8,211,970

Due to the Partnership’s lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, it is impracticable to provide the geographic area information required by SFAS No. 131.

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant’s most recent annual report on Form 10-K.

General

The Registrant has entered into a Leasing Agent Agreement whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Registrant. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Registrant’s containers to ocean carriers, and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Registrant, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership.

In line with the slowdown in worldwide economic growth, demand for dry cargo containers decreased in the first six months of 2001, resulting in a decline of the container leasing industry’s utilization rates to 1999 levels. Transpacific trade, of which a large proportion of the cargo consists of technology related goods, has been largely affected by the slowdown of the US economy. The strength of the US dollar continues to make US goods more expensive and uncompetitive within Asia. For the first time in many years, the aggregate GDP growth rates of the United States, Europe, and Japan have decelerated, contributing to lower utilization rates and higher container inventories throughout the world. Container imbalances for all trade routes involving Asia are expected to continue throughout the remainder of the year. As a result of these increasing world-wide container inventories, the production of new containers has slowed. Although a slowdown of new container production could have both positive short and long term effects for the container leasing industry, a reduction in new containers will not have a significant impact without an easing of current market constraints and a strengthening of the world’s economies. In response to the foregoing, the Leasing Company continues to implement a number of marketing initiatives which are designed to target identified leasing opportunities and enhance inventory management of the Registrant’s fleet.

The Registrant’s average fleet size and utilization rates for the three and six-month periods ended June 30, 2001 and June 30, 2000 were as follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Average fleet size (measured in twenty-foot equivalent units (TEU))
Dry cargo containers	47,109	46,703	47,141	46,760

Refrigerated containers	660	660	660	660

Tank containers	225	226	225	226

Average Utilization

Dry cargo containers	66%	77%	68%	77%

Refrigerated containers	91%	98%	92%	97%

Tank containers	83%	77%	80%	78%

Dry cargo container average per-diem rental rates for the three and six-month periods ended June 30, 2001 declined 7% and 6%, respectively, when compared to the same periods in the prior year. Refrigerated container average per-diem rental rates for the three and six-month periods ended June 30, 2001 decreased 18% and 12%, respectively, when compared to the same periods in the prior year. Tank container average per-diem rental rates for the three and six-month periods ended June 30, 2001 declined 11% and 9%, respectively, when compared to the same periods in the prior year.

(Continued)

Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30, 2000

Income (loss) from operations for the three months ended June 30, 2001 generated a loss of $81,866, compared to income of $847,515 during the corresponding period of 2000. The decrease was primarily due to the impact of current market constraints on utilization and per-diem rental rates, and their cumulative effect on net lease revenue.

Net lease revenue of $1,848,985 for the three months ended June 30, 2001 was $857,354, or 32% lower than in the corresponding period of 2000. The decrease was due to a $684,996, or 17% decline in gross rental revenue (a component of net lease revenue) from the same period in 2000. Gross rental revenue was impacted by the Registrant’s lower utilization and per-diem rental rates. Other components of net lease revenue, including management fees and reimbursed administrative expenses, were lower by a combined $120,402 when compared to the corresponding period in 2000, and partially offset the decline in gross lease revenue. Direct operating expenses increased by $292,760 when compared to the corresponding period in 2000. Contributing to the increases in direct operating expenses were increases in storage, and the provision for doubtful accounts.

Depreciation expense of $1,838,928 for the three months ending June 30, 2001 was $32,641 higher than the same period in 2000. Effective June 1, 2001, the Registrant changed the estimated life of its rental container equipment from an estimated 12 year life to a 15 year life, and its estimated salvage value from 30% to 10% of original equipment cost. The cumulative effect of these changes was an increase to depreciation expense of approximately $30,000 since June 1, 2001.

Other general and administrative expenses increased to $91,923 in the second quarter of 2001, from $52,537 in the corresponding period of 2000, representing an increase of $39,386 from the same period in 2000. Contributing to this increase were professional fees and costs related to investor communications.

Net (loss) gain on disposal of equipment was a result of the Registrant disposing of 39 containers during the three-month period ended June 30, 2001, as compared to 70 containers during the same period in 2000. These disposals resulted in a loss of $31 for the three-month period ended June 30, 2001, as compared to a gain of $22,583 for the three-month period ended June 30, 2000. The Registrant believes that the net loss on container disposals in the three-month period ended June 30, 2001 was a result of various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods will also contribute to fluctuations in the net gain or loss on disposals. As a result of current market conditions, the Registrant will monitor the carrying value of its containers to determine if they have been permanently impaired.

Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000

Income from operations for the six-month period ended June 30, 2001 was $340,250, compared to $1,472,450 during the corresponding period of 2000. The decrease was primarily due to a decline in net lease revenue.

Net lease revenue of $4,168,057 for the six-month period ended June 30, 2001 was $1,024,241, or 20% lower than in the corresponding period of 2000. The decrease was due to a $1,225,215, or 15% decline in gross rental revenue (a component of net lease revenue) from the same period in 2000. Gross rental revenue was impacted by the Registrant’s lower utilization and per-diem rental rates. Other components of net lease revenue, including management fees and reimbursed administrative expenses were lower by a combined $239,071 when compared to the corresponding period in 2000, and partially offset the decline in gross lease revenue. Direct operating expenses increased by $38,097 when compared to the corresponding period in 2000. Contributing to the increase was the increase in storage costs, partially offset by declines in repair and maintenance expenses and the provision for doubtful accounts.

Depreciation expense of $3,647,832 for the six-month period ending June 30, 2001 was $31,206 higher than the same period in 2000.

Other general and administrative expenses increased to $179,975 during the six-month period ended June 30, 2001, from $103,222 in the corresponding period of 2000, representing an increase of $76,753 from the same period in 2000. Contributing to this increase were professional fees and costs related to investor communications.

Net gain (loss) on disposal of equipment was a result of the Registrant disposing of 38 containers during the first six months of 2001 as compared to 58 containers during the first six months of 2000. These disposals resulted in a gain of $1,514 for the six-month period ended June 30, 2001, as compared to a gain of $35,474 for the six-month period ended June 30, 2000.

Liquidity and Capital Resources

Cash from Operating Activities: Net cash provided by operating activities was $4,266,283 and $5,665,243 during the first six months of 2001 and 2000, respectively. The net cash generated in 2001 included earnings from operations, and $355,443 in net lease receivables due from the Leasing Company. The net cash generated in 2000 reflected earnings from operations together with $173,594 in net lease receivables due from the Leasing Company.

Cash from Investing Activities: Net cash provided by investing activities was $264,753 and $218,254 in the first six months of 2001 and 2000, respectively. These amounts represent sales proceeds generated from the sale of container equipment.

Cash from Financing Activities: Net cash used in financing activities was $4,704,979 during the first six months of 2001 compared to $5,018,688 in the corresponding period of 2000. These amounts represent distributions to the Registrant’s general and limited partners, which decreased due to the level of cash collections and sales proceeds generated from the sale of container equipment. The Registrant’s fleet size, as well as current market conditions, may produce lower operating results and, consequently, lower distributions to its partners in subsequent periods. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

Capital Resources

Aside from the initial working capital reserve retained from the gross subscription proceeds (equal to approximately 1% of such proceeds), the Registrant relied primarily on container rental receipts to generate distributions to its general and limited partners, as well as to finance current operating needs. No credit lines are maintained to finance working capital.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Exchange rate risk: Substantially all of the Registrant’s revenues are billed and paid in US dollars and a significant portion of costs are billed and paid in US dollars. Of the remaining costs, the majority are individually small, unpredictable and incurred in various denominations and thus are not suitable for cost effective hedging. From time to time, the Leasing Company hedges a portion of the expenses that are predictable and are principally in UK pounds sterling. As exchange rates are outside of the control of the Company, there can be no assurance that such fluctuations will not adversely effect its results of operations and financial condition.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
No	Description	Method of Filing

3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of December 15, 1993	*

3(b)	Certificate of Limited Partnership of the Registrant	**

10	Form of Leasing Agent Agreement with Cronos Containers Limited	***

(b)	Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2001.

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated December 17, 1993, included as part of Registration Statement on Form S-1 (No. 33-69356)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-69356)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-69356)

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CRONOS GLOBAL INCOME FUND XV, L.P.

By	Cronos Capital Corp. The General Partner

By	/s/ Dennis J. Tietz Dennis J. Tietz President and Director of Cronos Capital Corp. (“CCC”) Principal Executive Officer of CCC

By	/s/ John Kallas John Kallas Chief Financial Officer and Director of Cronos Capital Corp. (“CCC”) Principal Financial and Accounting Officer of CCC

Date: August 14, 2001

EXHIBIT INDEX

Exhibit
No	Description	Method of Filing

3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of December 15, 1993	*

3(b)	Certificate of Limited Partnership of the Registrant	**

10	Form of Leasing Agent Agreement with Cronos Containers Limited	***

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated December 17, 1993, included as part of Registration Statement on Form S-1 (No. 33-69356)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-69356)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-69356)