Form 10-Q
period 2001-09-30
CRONOS GLOBAL INCOME FUND XV LP
filed 2001-11-14
CIK 912605

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes       ✓      . No              .

CRONOS GLOBAL INCOME FUND XV, L.P.

Report on Form 10-Q for the Quarterly Period
Ended September 30, 2001

		PAGE
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets — September 30, 2001 and December 31, 2000 (unaudited)	4

	Statements of Operations for the three and nine months ended September 30, 2001 and 2000 (unaudited)	5

	Statements of Cash Flows for the nine months ended September 30, 2001 and 2000 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

PART II — OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	14

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Presented herein are the Registrant’s balance sheets as of September 30, 2001 and December 31, 2000, statements of operations for the three and nine months ended September 30, 2001 and 2000, and statements of cash flows for the nine months ended September 30, 2001 and 2000.

CRONOS GLOBAL INCOME FUND XV, L.P.

Balance Sheets

(Unaudited)

	September 30,	December 31,
	2001	2000

Assets

Current assets:

Cash and cash equivalents, includes $3,718,455 at September 30, 2001 and $3,966,004 at December 31, 2000 in interest-bearing accounts	$3,735,746	$4,126,805

Net lease receivables due from Leasing Company (notes 1 and 2)	916,073	1,376,889

Total current assets	4,651,819	5,503,694

Container rental equipment, at cost	123,752,860	124,174,507

Less accumulated depreciation	47,043,890	41,660,323

Net container rental equipment	76,708,970	82,514,184

Total assets	$81,360,789	$88,017,878

Partners’ Capital

Partners’ capital (deficit):

General partner	$(64,357)	$684

Limited partners	81,425,146	88,017,194

Total partners’ capital	$81,360,789	$88,017,878

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XV, L.P.

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Net lease revenue (notes 1 and 3)	$1,637,838	$2,363,101	$5,805,895	$7,555,399

Other operating expenses:

Depreciation	1,895,009	1,810,019	5,542,841	5,426,645

Other general and administrative expenses	59,063	45,098	239,037	148,320

	1,954,072	1,855,117	5,781,878	5,574,965

Income (loss) from operations	(316,234)	507,984	24,017	1,980,434

Other (loss) income:

Interest income	26,966	46,459	118,560	136,363

Net (loss) gain on disposal of equipment	(2,248)	14,683	(734)	50,157

	24,718	61,142	117,826	186,520

Net (loss) income	$(291,516)	$569,126	$141,843	$2,166,954

Allocation of net (loss) income:

General partner	$73,619	$118,090	$266,151	$369,932

Limited partners	(365,135)	451,036	(124,308)	1,797,022

	$(291,516)	$569,126	$141,843	$2,166,954

Limited partners’ per unit share of net income (loss)	$(0.05)	$0.06	$(0.02)	$0.25

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XV, L.P.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended

	September 30,	September 30,
	2001	2000

Net cash provided by operating activities	$6,039,836	$8,849,825

Cash provided by investing activities:

Proceeds from disposal of equipment	368,037	322,634

Purchase of container rental equipment	—	(161,650)

Acquisition fees paid to general partner	—	(8,083)

Net cash provided by investing activities	368,037	152,901

Cash used in financing activities:

Distribution to partners	(6,798,932)	(7,465,276)

Net (decrease) increase in cash and cash equivalents	(391,059)	1,537,450

Cash and cash equivalents at January 1	4,126,805	3,214,151

Cash and cash equivalents at September 30	$3,735,746	$4,751,601

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

Effective June 1, 2001, the estimated depreciable life has been changed from a twelve-year life to a fifteen-year life and the estimated salvage value has been changed from 30% to 10% of the original equipment cost. The effect of these changes is an increase to depreciation expense of approximately $119,300 from June 1 to September 30, 2001.

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

(Continued)

CRONOS GLOBAL INCOME FUND XV, L.P.

Notes to Unaudited Financial Statements

(2)	Net Lease Receivables Due from Leasing Company

Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 2001 and December 31, 2000 were as follows:

	September 30,	December 31,
	2001	2000

Gross lease receivables	$2,813,220	$3,555,903

Less:

Direct operating payables and accrued expenses	1,235,069	988,524

Damage protection reserve	104,761	353,669

Base management fees	184,594	325,402

Reimbursed administrative expenses	85,107	175,266

Allowance for doubtful accounts	287,616	336,153

Net lease receivables	$916,073	$1,376,889

(3)	Net Lease Revenue

Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 2001 and 2000 were as follows:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Rental revenue (note 4)	$3,312,737	$4,019,836	$10,299,492	$12,231,806

Less:

Rental equipment operating expenses	1,268,878	1,223,452	3,249,826	3,166,303

Base management fees	227,632	271,892	706,632	836,194

Reimbursed administrative expenses	178,389	161,391	537,139	673,910

	$1,637,838	$2,363,101	$5,805,895	$7,555,399

(Continued)

CRONOS GLOBAL INCOME FUND XV, L.P.

Notes to Unaudited Financial Statements

(4)	Operating Segment

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

The Partnership derives its revenues from leasing marine cargo containers. As of September 30, 2001, the Partnership operated 25,608 twenty-foot, 8,586 forty-foot and 2,125 forty-foot high-cube marine dry cargo containers, 461 twenty-foot and 99 forty-foot high-cube refrigerated cargo containers, and 225 twenty-four thousand-liter tanks. A summary of gross lease revenue, by product, for the three and nine-month periods ended September 30, 2001 and 2000 follows:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Dry cargo containers	$2,733,136	$3,366,954	$8,583,024	$10,250,662

Refrigerated containers	407,855	470,500	1,205,029	1,425,719

Tank containers	171,746	182,382	511,439	555,425

Total	$3,312,737	$4,019,836	$10,299,492	$12,231,806

Due to the Partnership’s lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, it is impracticable to provide the geographic area information required by SFAS No. 131.

(5)	New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which is effective for all fiscal years beginning after June 15, 2002. This standard requires a company to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, and a corresponding increase in the carrying value of the related long-lived asset. During October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective for all fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121, but retains its fundamental provisions relating to the recognition and measurement of the impairment of long-lived assets to be held and used, and the measurement of long lived assets to be disposed of by sale. The Registrant has not yet determined the effect of adoption of either SFAS 143 or SFAS 144 on its financial position and results of operations.

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

The demand for dry cargo containers has continued to be adversely affected by the slowdown in the global economy and the resulting excess supply of containers. The terrorist attacks of September 11, 2001 resulted in further disruptions of global business activities and raised further questions as to the short-term direction of the global economy. Transpacific trade, a large proportion of which consists of technology-related goods, has been largely affected by the slowdown of the US economy. For the first time in many years, the aggregate GDP growth rates of the United States, Europe, and Japan have decelerated, contributing to lower utilization rates and higher container inventories throughout the world. Container imbalances for all trade routes involving Asia are expected to continue throughout the remainder of the year and through the first half of 2002. As a result of the increasing container inventories worldwide, the production of new containers has declined. Although a slowdown in new container production could have positive short and long-term effects for the container leasing industry, a reduction in new containers will not have a significant impact without an easing of current market constraints and a strengthening of the world’s economies. In response to the foregoing, the Leasing Company continues to implement a number of marketing initiatives which are designed to target identified leasing opportunities and enhance inventory management of the Registrant’s fleet.

The Registrant’s average fleet size and utilization rates for the three and nine-month periods ended September 30, 2001 and September 30, 2000 were as follows:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Average fleet size (measured in twenty-foot equivalent units (TEU))

Dry cargo containers	47,055	46,961	47,112	46,820

Refrigerated containers	659	660	660	660

Tank containers	225	226	225	226

Average Utilization

Dry cargo containers	65%	76%	67%	76%

Refrigerated containers	92%	96%	92%	97%

Tank containers	81%	78%	80%	78%

Dry cargo container average per-diem rental rates for the three and nine-month periods ended September 30, 2001 declined 9% and 6%, respectively, when compared to the same periods in the prior year. Refrigerated container average per-diem rental rates for the three and nine-month periods ended September 30, 2001 decreased 29% and 13%, respectively, when compared to the same periods in the prior year. Tank container average per-diem rental rates for the three and nine-month periods ended September 30, 2001 declined 8% and 9%, respectively, when compared to the same periods in the prior year.

(Continued)

Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000

Income (loss) from operations for the three months ended September 30, 2001 was a loss of $316,234, as compared to income of $507,984 during the corresponding period of 2000. The decrease was primarily due to the impact of current market constraints on utilization and per-diem rental rates, and their cumulative effect on net lease revenue.

Net lease revenue of $1,637,838 for the three months ended September 30, 2001 was $725,263 lower than in the corresponding period of 2000. The decrease was due to a $707,098 decline in gross rental revenue (a component of net lease revenue) from the same period in 2000. Gross rental revenue was impacted by the Registrant’s lower utilization and per-diem rental rates. Management fees, a component of net lease revenue, were lower by $44,260 when compared to the corresponding period in 2000, and partially offset the decline in gross lease revenue. Direct operating expenses increased by $45,426 when compared to the corresponding period in 2000. Contributing to the increases in direct operating expenses were increases in storage and repositioning costs.

Depreciation expense of $1,895,009 for the three months ended September 30, 2001 was $84,990 higher than the same period in 2000. Effective June 1, 2001, the Registrant changed the estimated life of its rental container equipment from an estimated 12 year life to a 15 year life, and its estimated salvage value from 30% to 10% of original equipment cost. The cumulative effect of these changes was an increase in depreciation expense of approximately $89,400 for the three months ended September 30, 2001

Other general and administrative expenses increased to $59,063 in the third quarter of 2001, from $45,098 in the corresponding period of 2000, representing an increase of $13,965 from the same period in 2000. Contributing to this increase were professional fees and costs related to investor communications.

Net (loss) gain on disposal of equipment was a result of the Registrant disposing of 51 containers during the three-month period ended September 30, 2001, as compared to 86 containers during the same period in 2000. These disposals resulted in a loss of $2,248 for the three-month period ended September 30, 2001, as compared to a gain of $14,683 for the three-month period ended September 30, 2000. The Registrant believes that the net loss on container disposals in the three-month period ended September 30, 2001 was a result of various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods will also contribute to fluctuations in the net gain or loss on disposals. As a result of current world events and market conditions, the Registrant is re-evaluating its asset impairment criteria.

Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000

Income from operations for the nine-month period ended September 30, 2001 was $24,017, as compared to $1,980,434 during the corresponding period of 2000. The decrease was primarily due to a decline in net lease revenue.

Net lease revenue of $5,805,895 for the nine-month period ended September 30, 2001 was $1,749,504 lower than in the corresponding period of 2000. The decrease was due to a $1,932,314 decline in gross rental revenue (a component of net lease revenue) from the same period in 2000. Gross rental revenue was impacted by the Registrant’s lower utilization and per-diem rental rates. Other components of net lease revenue, including management fees and reimbursed administrative expenses were lower by a combined $266,333 when compared to the corresponding period in 2000, and partially offset the decline in gross lease revenue. Direct operating expenses increased by $83,523 when compared to the corresponding period in 2000. Contributing to the increase were storage and repositioning costs.

Depreciation expense of $5,542,841 for the nine-month period ended September 30, 2001 was $116,196 higher than the same period in 2000. Effective June 1, 2001, the Registrant changed the estimated life of its rental container equipment from an estimated 12 year life to a 15 year life and its estimated salvage value from 30% to 10% of original equipment cost. The effect of these depreciation changes is an increase in depreciation expense of approximately $119,300 from June 1 to September 30, 2001.

(Continued)

Other general and administrative expenses increased to $239,037 during the nine-month period ended September 30, 2001, from $148,320 in the corresponding period of 2000, representing an increase of $90,717 from the same period in 2000. Contributing to this increase were professional fees and costs related to investor communications.

Net gain (loss) on disposal of equipment was a result of the Registrant disposing of 146 containers during the first nine months of 2001 as compared to 214 containers during the first nine months of 2000. These disposals resulted in a loss of $734 for the nine-month period ended September 30, 2001, as compared to a gain of $50,157 for the nine-month period ended September 30, 2000.

Liquidity and Capital Resources

Cash from Operating Activities: Net cash provided by operating activities was $6,039,836 and $8,849,825 during the first nine months of 2001 and 2000, respectively. The net cash generated in 2001 included earnings from operations and $520,336 in net lease receivables due from the Leasing Company. The net cash generated in 2000 reflected earnings from operations together with $123,758 in net lease receivables due from the Leasing Company.

Cash from Investing Activities: Net cash provided by investing activities was $368,037 and $152,901 in the first nine months of 2001 and 2000, respectively. These amounts represent sales proceeds generated from the sale of container equipment, offset in the first nine months of 2000 by the purchase of container rental equipment.

Cash from Financing Activities: Net cash used in financing activities was $6,798,932 during the first nine months of 2001 compared to $7,465,276 in the corresponding period of 2000. These amounts represent distributions to the Registrant’s general and limited partners. The Registrant’s fleet size, as well as current market conditions, may produce lower operating results and, consequently, lower distributions to its partners in subsequent periods. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

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

No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2001.

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

Date: November 14, 2001

EXHIBIT INDEX

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