Form 10-K405
period 2001-12-31
CRONOS GLOBAL INCOME FUND XV LP
filed 2002-03-18
CIK 912605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996].

For the fiscal year ended December 31, 2001

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 [NO FEE REQUIRED]

For the transition period from____________to____________.

Commission file number 0-23886

CRONOS GLOBAL INCOME FUND XV, L.P.

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-3186624 (I.R.S. Employer Identification No.)

One Front Street, 15th Floor, San Francisco, California 94111
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (415) 677-8990

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

UNITS OF LIMITED PARTNERSHIP INTERESTS

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] . No[   ] .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant is not applicable.

Documents incorporated by Reference

Part I

Item 1 — Business	Prospectus of Cronos Global Income Fund XV, L.P., dated December 17, 1993 included as part of Registration Statement on Form S-1 (No. 33-69356)

PART I — FINANCIAL INFORMATION

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

     The Registrant raised $143,031,380 in subscription proceeds. The following table sets forth the use of said subscription proceeds:

		Percentage of
	Amount	Gross Proceeds

Gross Subscription Proceeds	$143,031,380	100.0%
Public Offering Expenses:
Underwriting Commissions	$14,303,138	10.0%
Offering and Organization Expenses	$2,977,551	2.1%

Total Public Offering Expenses	$17,280,689	12.1%

Net Proceeds	$125,750,691	87.9%
Acquisition Fees	$5,918,588	4.1%
Working Capital Reserve	$1,460,334	1.0%

Gross Proceeds Invested in Equipment	$118,371,769	82.8%

     The general partner of the Registrant is Cronos Capital Corp. (“CCC”), a wholly-owned subsidiary of Cronos Holdings/Investments (U.S.), Inc., a Delaware corporation. These and other affiliated companies are ultimately wholly-owned by The Cronos Group, a holding company registered in Luxembourg (the “Parent Company”) and are collectively referred to as the “Group”. The activities of the container division of the Group are managed through the Group’s subsidiary in the United Kingdom, Cronos Containers Limited (the “Leasing Company”). The Leasing Company manages the leasing operations of all equipment owned by the Group on its own behalf or managed on behalf of other third-party container owners, including all other programs organized by CCC.

     On December 1, 1993, the Leasing Company entered into a Leasing Agent Agreement with the Registrant assuming the responsibility for all container leasing activities.

     For a discussion of recent developments in the Registrant’s business, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Result of Operations.”

     For information concerning the containers acquired by the Registrant, see Item 2, “Properties.”

     (b)  Financial Information About Segments

     An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and about which separate financial information is available. The Leasing Company’s management operates the Registrant’s container fleet as a homogenous unit and has determined that as such it has a single reportable operating segment.

     The Registrant derives revenues from dry cargo containers, refrigerated containers and tank containers. As of December 31, 2001, the Registrant operated 25,545 twenty-foot, 8,572 forty-foot and 2,124 forty-foot high-cube marine dry cargo containers, as well as 460 twenty-foot and 99 forty-foot high-cube refrigerated cargo containers, and 225 twenty-four thousand-liter tanks. A summary of gross lease revenue earned by the Leasing Company, on behalf of the Registrant, by product, for the years ended December 31, 2001, 2000 and 1999 follows:

	2001	2000	1999

Dry cargo containers	$11,271,255	$13,591,916	$13,972,075
Refrigerated containers	1,582,517	1,870,593	1,909,509
Tank containers	665,520	723,562	745,917

Total	$13,519,292	$16,186,071	$16,627,501

     Due to the Registrant’s lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, it is impracticable to provide the geographic area information. Any attempt to separate “foreign” operations from “domestic” operations would be dependent on definitions and assumptions that are so subjective as to render the information meaningless and potentially misleading.

     No single sub-lessee of the Leasing Company contributed more than 10% of the Leasing Company’s rental revenue earned on behalf of the Registrant during 2001, 2000 and 1999.

     (c)  Narrative Description of Business

     (c)(1)(i) A marine cargo container is a reusable metal container designed for the efficient carriage of cargo with a minimum of exposure to loss from damage or theft. Containers are manufactured to conform to worldwide standards of container dimensions and container ship fittings adopted by the International Standards Organization (“ISO”) in 1968. The standard container is either 20' long x 8' wide x 8' 6" high (one twenty-foot equivalent unit (“TEU”), the standard unit of physical measurement in the container industry) or 40' long x 8' wide x 8' 6" high (two TEU). Standardization of the construction, maintenance and handling of containers allows containers to be picked up, dropped off, stored and repaired efficiently throughout the world. This standardization is the foundation on which the container industry has developed.

     Standard dry cargo containers are rectangular boxes with no moving parts, other than doors, and are typically made of steel or aluminum. They are constructed to carry a wide variety of cargoes ranging from heavy industrial raw materials to light-weight finished goods. Specialized containers include, among others, refrigerated containers for the transport of temperature-sensitive goods, tank containers for the carriage of liquid cargo and cellular palletwide containers (“CPCs”) with extra width for unitized or palletized cargoes. Dry cargo containers currently constitute approximately 87% (in TEU) of the worldwide container fleet. Refrigerated and tank containers currently constitute approximately 7% (in TEU) of the worldwide container fleet, with CPCs and other specialized containers constituting the remaining 6%.

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

     The logistical advantages and reduced freight rates brought about by containerization have been major catalysts for world trade growth since the late 1960’s , resulting in increased demand for marine cargo containers. The world’s container fleet has grown from an estimated 270,000 TEU in 1969 to approximately 16 million TEU by the end of 2001.

     The container leasing business is cyclical, and depends largely upon the rate of growth in the volume of world trade. The container leasing industry has experienced cyclical downturns during the last sixteen years.

     Benefits of Leasing

     Leasing companies own approximately 47% of the world’s container fleet with the balance owned predominantly by shipping lines. Shipping lines, which traditionally operate on tight profit margins, often supplement their owned fleet of containers by leasing a portion of their equipment from container leasing companies and, in doing so, achieve the following financial and operational benefits:

•	Leasing allows the shipping lines to utilize the equipment they need without having to make large capital expenditures;

•	Leasing offers a shipping line an alternative source of financing in a traditionally capital-intensive industry;

•	Leasing enables shipping lines to expand their routes and market shares at a relatively inexpensive cost without making a permanent commitment to support their new structure;

•	Leasing allows shipping lines to respond to changing seasonal and trade route demands, thereby optimizing their capital investment and storage costs.

     Types of Leases

     The Registrant’s containers are leased primarily to shipping lines operating in major trade routes (see Item 1(d)). Most if not all of the Registrant’s marine dry cargo containers are leased pursuant to operating leases, primarily master leases, whereby the containers are leased to the ocean carrier on a daily basis for any desired length of time, with the flexibility of picking up and dropping off containers at various agreed upon locations around the world. Some of the Registrant’s containers may be leased pursuant to term leases, which may have durations of one to five years. The Registrant’s specialized containers are generally leased on longer-term leases because the higher cost, value and complexity of this equipment makes it more expensive to redeliver and lease out.

•	Master lease. Master leases are short-term leases under which a customer reserves the right to lease a certain number of containers, as needed, under a general agreement between the lessor and the lessee. Such leases provide customers with greater flexibility by allowing customers to pick up and drop off containers where and when needed, subject to restrictions and availability, on pre-agreed terms. The commercial terms of master leases are usually negotiated annually. Master leases also define the number of containers that may be returned within each calendar month, the return locations and applicable drop-off charges. Due to the increased flexibility they offer, master leases usually command higher per-diem rates and generate more ancillary fees (including pick-up, drop-off, handling and off-hire fees) than term leases. Master lease agreements have a duration of less than one year and include one-way, repositioning and round-trip leases. Ocean carriers generally use one-way leases to manage trade imbalances (where more containerized cargo moves in one direction than another) by picking up a container in one port and dropping it off at another location after one or more legs of a voyage.

•	Term lease. Term leases are for a fixed period of time and include both long and short-term commitments, with most extending from three to five years. Term lease agreements may contain early termination penalties that apply in the event of early redelivery. In most cases, however, equipment is not returned prior to the expiration of the lease. Term leases provide greater revenue stability to the lessor, but at lower per-diem rates than master leases. Ocean carriers use long-term leases when they have a need for identified containers for a specified term. They differ from master leases in that they define the number of containers to be leased and the lease term.

     The terms and conditions of the Leasing Company’s leases provide that customers are responsible for paying all taxes and service charges arising from container use, maintaining the containers in good and safe operating condition while on lease and paying for repairs, excluding ordinary wear and tear, upon redelivery. Some leases provide for a “damage protection plan” whereby lessees, for an additional payment (which may be in the form of a higher per-diem rate), are relieved of the responsibility of paying some of the repair costs upon redelivery of the containers. The Leasing Company has historically provided this service on a limited basis to selected customers. Repairs provided under such plans are carried out by the same depots, under the same procedures, as are repairs to containers not covered by such plans.

     Customers also are required to insure leased containers against physical damage and loss, and against third party liability for loss, damage, bodily injury or death.

     The percentage of equipment on term leases as compared to master leases varies widely among leasing companies, depending upon each company’s strategy or margins, operating costs and cash flows.

     Lease rates depend on several factors including the type of lease, length of term, maintenance provided, type and age of the equipment, location and availability, and market conditions.

     Customers

     The Registrant is not dependent upon any particular customer or group of customers of the Leasing Company. None of those customers account for more than 10% of the Leasing Company’s rental revenue earned on behalf of the Registrant. Substantially all of the customers of the Leasing Company are billed and pay in United States dollars.

     The Leasing Company sets maximum credit limits for the Registrant’s customers, limiting the number of containers leased to each according to established credit criteria. The Leasing Company continually tracks its credit exposure to each customer. The Leasing Company’s credit committee meets quarterly to analyze the performance of the Registrant’s customers and to recommend actions to be taken in order to minimize credit risks. The Leasing Company uses specialist third party credit information services and reports prepared by local staff to assess credit applications.

     The Registrant may be subject to unexpected loss in rental revenue from lessees of its containers that default under their container lease agreements with the Leasing Company. The Registrant and Leasing Company maintain insurance against loss or damage to the containers, loss of lease revenue in certain cases and costs of container recovery and repair in the event that a customer declares bankruptcy.

     Fleet Profile

     The Registrant acquired high-quality dry cargo containers manufactured to specifications that exceed ISO standards and are designed to minimize repair and operating costs.

     Dry cargo containers are the most commonly used type of container in the shipping industry. The Registrant’s dry cargo container fleet is constructed of all Corten steel (i.e., Corten roofs, walls, doors and undercarriage), which is a high-tensile steel yielding greater damage and corrosion resistance than mild steel.

     Refrigerated containers are used to transport temperature-sensitive products, such as meat, fruit, vegetables and photographic film. All of the Registrant’s refrigerated containers have high-grade stainless steel interiors. The majority of the Registrant’s 20-foot refrigerated containers have high-grade stainless steel walls, while most of the Registrant’s 40-foot refrigerated containers are steel framed with aluminum outer walls to reduce weight. As with the dry cargo containers, all refrigerated containers are designed to minimize repair and maintenance and maximize damage resistance.

     Tank containers are constructed in compliance with International Maritime Organization (“IMO”) standards and recommendations. The tanks purchased by the Registrant have all been IMO-1 type tanks constructed to comply with IMO recommendations which require specific pressure ratings and shell thicknesses. These tanks are designed to carry highly flammable materials, corrosives, toxics and oxidizing substances, but are also capable of carrying non-hazardous materials and foodstuffs. They have a capacity of 21,000-24,000 liters and are generally insulated and equipped with steam or electrical heating.

     The Registrant purchased its dry cargo containers from manufacturers in China, South Korea, Taiwan, Indonesia, India, Turkey, Italy, Hong Kong and the United Kingdom as part of a policy of sourcing container production in locations where it can meet customer demands most effectively.

     The Registrant’s refrigerated containers were purchased mainly from Korean manufacturers. The majority of its refrigeration units were purchased from Carrier Transicold, the primary container refrigeration unit supplier in the United States.

     The Registrant’s tank containers were purchased mainly from United Kingdom manufacturers.

     As of December 31, 2001, the Registrant owned 25,545 twenty-foot, 8,572 forty-foot and 2,124 forty-foot high-cube marine dry cargo containers, as well as 460 twenty-foot and 99 forty-foot high-cube refrigerated cargo containers, and 225 twenty-four thousand-liter tanks. The following table sets forth the number of containers on lease, by container type and lease type as of December 31, 2001:

Number of
Containers on Lease

20-Foot Dry Cargo Containers:
Term Leases	6,654
Master Leases	11,368

Total on lease	18,022

40-Foot Dry Cargo Containers:
Term Leases	2,397
Master Leases	2,810

Total on lease	5,207

40-Foot High-Cube Dry Cargo Containers:
Term Leases	482
Master Leases	882

Total on lease	1,364

20-Foot Refrigerated Cargo Containers:
Term Leases	165
Master Leases	231

Total on lease	396

40-Foot High-Cube Refrigerated Cargo Containers:
Term Leases	97
Master Leases	2

Total on lease	99

24,000-Liter Tank Containers:
Term Leases	112
Master Leases	57

Total on lease	169

     The Leasing Company makes payments to the Registrant based upon rentals collected from ocean carriers after deducting certain operating expenses associated with the containers, such as the base management fee payable to the Leasing Company, certain expense reimbursements payable to CCC and the Leasing Company, the costs of maintenance and repairs not performed by lessees, independent agent fees and expenses, depot expenses for handling, inspection and storage, and additional insurance.

     Repair and Maintenance

     All containers are inspected and repaired when redelivered by a customer, and customers are obligated to pay for all damage repair, excluding wear and tear, according to standardized industry guidelines. Depots in major port areas perform repair and maintenance that is verified by independent surveyors or the Leasing Company’s technical and operations staff. Before any repair or refurbishment is authorized on older containers in the Registrant’s fleet, the Leasing Company’s technical and operations staff reviews the age, condition and type of container, and its suitability for continued leasing. The Leasing Company compares the cost of such repair or refurbishment with the prevailing market resale price that might be obtained for that container and makes the appropriate decision whether to repair or sell the container. The Leasing Company is authorized to make this decision on behalf of the Registrant and makes these decisions by applying the same standards to the Registrant’s containers as to its own containers.

     Market for Used Containers

     The Leasing Company estimates that the period for which a dry cargo or refrigerated container may be used as a leased marine cargo container ranges from 12 to 15 years. Tank containers may generally be used for 12 to 18 years. On behalf of the Registrant, the Leasing Company disposes of used containers in a worldwide market in which buyers include wholesalers, mini-storage operations, construction companies and others. Although a used refrigerated container will command a higher price than a used dry cargo container, a dry cargo container will achieve a higher percentage of its original price. As the Registrant’s fleet ages, a larger proportion of its revenue will be derived from selling its containers.

     Operations

     The Registrant’s container leasing and marketing operations are conducted through the Leasing Company in the United Kingdom, with support provided by area offices and dedicated agents located in San Francisco, California; Iselin, New Jersey; Antwerp; Genoa; Gothenburg, Sweden; Singapore; Hong Kong; Sydney; Tokyo; Taipei; Seoul; Rio de Janeiro; Shanghai and Madras, India.

     The Leasing Company also maintains agency relationships with over 20 independent agents around the world, who are generally paid commissions based upon the amount of revenues they generate in the region or the number of containers that are leased from their area. The agents are located in jurisdictions where the volume of the Leasing Company’s business necessitates a presence in the area but is not sufficient to justify a fully-functioning Leasing Company office or dedicated agent. Agents provide marketing support to the area offices covering the region, together with limited operational support.

     In addition, the Leasing Company relies on the services of over 300 independently-owned and operated depots around the world to inspect, repair, maintain and store containers while off-hire. The Leasing Company’s area offices authorize all container movements into and out of the depot and supervise all repair and maintenance performed by the depot. The Leasing Company’s technical staff sets the standards for repair of its owned and managed fleet throughout the world and monitors the quality of depot repair work. The depots provide a vital link to the Leasing Company’s operations, as the redelivery of a container into a depot is the point at which the container is off-hired from one customer and repaired in preparation for re-leasing to the next.

     The Leasing Company’s global network is integrated through its computer system which provides 24-hour communication between offices, agents and depots. The system allows the Leasing Company to manage and control the Registrant’s fleet on a global basis, providing it with the responsiveness and flexibility necessary to service the master lease market effectively. This system is an integral part of the Leasing Company’s service, as it processes information received from the various offices, generates billings to the Leasing Company’s lessees and produces a wide range of reports on all aspects of the Leasing Company’s leasing activities. The system records the life history of each container, including the length of time on and off lease and repair costs, as well as port activity trends, leasing activity and equipment data per customer. The operations and marketing data is fully interfaced with the finance and accounting system to provide revenue, cost and asset information to management and staff around the world.

     Insurance

     The Leasing Company’s lease agreements typically require lessees to obtain insurance to cover all risks of physical damage and loss of the equipment under lease, as well as public liability and property damage insurance. However, the precise nature and amount of the insurance carried by each ocean carrier varies from lessee to lessee. In addition, the Registrant has purchased secondary insurance effective in the event that a lessee fails to have adequate primary coverage.

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

     (c)(1)(ii) Inapplicable.

     (c)(1)(iii) Inapplicable.

     (c)(1)(iv) Inapplicable.

     (c)(1)(v) The Registrant’s containers are leased globally; therefore, seasonal fluctuations are minimal. Other economic and business factors to which the transportation industry in general and the container leasing industry in particular are subject, include fluctuations in general business conditions and fluctuations in supply and demand for equipment resulting from, among other things, obsolescence, changes in the methods or economics of a particular mode of transportation or changes in governmental regulations or safety standards.

     (c)(1)(vi) The Registrant established an initial working capital reserve of approximately 1% of subscription proceeds raised. In addition, the Registrant may reserve additional amounts from anticipated cash distributions to the partners to meet working capital requirements.

     Amounts due under master leases are calculated at the end of each month and billed approximately six to eight days thereafter. Amounts due under short-term and long-term leases are set forth in the respective lease agreements and are generally payable monthly. However, payment is normally received within 45-100 days of billing. Past due penalties are not customarily collected from lessees and, accordingly, are not generally levied by the Leasing Company against lessees of the Registrant’s containers.

     (c)(1)(vii) For the year ended December 31, 2001, no single sub-lessee of the Leasing Company accounted for more than 10% of the Leasing Company’s rental income earned on behalf of the Registrant. The Registrant does not believe that its ongoing business is dependent upon a single customer, although the loss of one or more of its largest customers could have an adverse effect upon its business.

     (c)(1)(viii) Inapplicable.

     (c)(1)(ix) Inapplicable.

     (c)(1)(x) Competition among container leasing companies is based upon several factors, including the location and availability of inventory, lease rates, the type, quality and condition of the containers, the quality and flexibility of the service offered and the confidence in and professional relationship between the lessee and the lessor. Other factors include the speed with which a leasing company can prepare its containers for lease and the ease with which a lessee believes it can do business with a lessor or its local area office. Not all container leasing companies compete in the same market, as some supply only dry cargo containers and not specialized containers, while others offer only long-term leases. The Leasing Company has historically targeted three particular markets: the master lease dry cargo container market, the refrigerated container market and the tank container market. In recent years, however, the Leasing Company has expanded into other container products and other types of leases.

     The Leasing Company, on behalf of the Registrant, competes with various container leasing companies in the markets in which it conducts business, including Transamerica Leasing, GE Seaco, Triton Container International Ltd., Textainer Corp., and others. Mergers and acquisitions have been a feature of the container leasing industry for over a decade and the leasing market is essentially comprised of three distinct groups: the very large (in TEU terms) market leaders, Transamerica Leasing and GE Seaco, who between them, with fleets of around 1.1 million TEU each in mid-2001, control in excess of one third of the total leased fleet; a substantial middle tier of companies possessing fleets in the 185,000 to 950,000 TEU range; and the smaller more specialized fleet operators. In recent years, several major leasing companies, as well as numerous smaller ones, have been acquired by competitors. The Leasing Company believes that the current trend toward consolidation in the container leasing industry will continue, up to a point. There appears to be an upper limit to the size of the optimum fleet, beyond which dis-economies of scale and/or barriers against further market share development become apparent. Furthermore, ocean carriers have a tendency to support a number of lessors simultaneously in order to maximize competition and increase the number of available locations for redelivery of containers. Economies of scale, worldwide operations, diversity, size of fleet and financial strength are increasingly important to the successful operation of a container leasing business. Additionally, as containerization grows, and as regions such as South America and the Indian sub-continent generate an increasing volume of containerized cargo, customers may demand more flexibility from leasing companies regarding per-diem rates, pick-up and drop-off locations, and the availability of containers.

     In recent years, the Leasing Company and other lessors have developed certain internet-based applications. For the Leasing Company, these applications allow customers access to make on-line product inquiries. The Leasing Company is continuing to develop this side of its business and will introduce other internet options in the future, as soon as suitable applications are identified.

     Some of the Leasing Company’s competitors with larger fleets have greater financial resources than the Leasing Company and may be more capable of offering lower per diem rates. In the Leasing Company’s experience, however, ocean carriers will generally lease containers from more than one leasing company in order to minimize dependence on a single supplier. Furthermore, by having as many suppliers as possible, the carrier is able to maximize the number of off-hires and off-hire locations available, as typically each supplier may limit the number of containers that can be off-hired by location. The advantage to the carrier is that this prevents the carrier from being burdened with an excess number of off-hired containers, which incur both storage and per diem charges, in a low demand market.

     (c)(1)(xi) Inapplicable.

     (c)(1)(xii) Environmental Matters

     Countries that are signatories to the Montreal Protocol on the environment agreed in November 1992 to restrict the use of environmentally destructive refrigerants, banning production (but not use) of refrigerant gases that are chlorofluorocarbon compounds (“CFCs”) beginning in January 1996. CFCs are used in the operation, insulation and manufacture of refrigerated containers. The environmental impact of CFCs has become increasingly prominent. On January 1, 2001, it became illegal for environmentally-destructive refrigerants to be handled, other than for disposal, in most member countries of the European Union. A portion of the Registrant’s equipment portfolio consists of special purpose containers, primarily refrigerated containers. All of the Registrant’s refrigerated containers use non-CFC refrigerant gas in the operation and insulation of the containers.

     The Leasing Company has determined that a retrofit of any containers owned by the Registrant is not necessary. In the unlikely event that retrofitting expenses should be required, the Registrant believes they would not be material to its results of operations.

     (c)(1)(xiii) The Registrant, as a limited partnership, is managed by CCC, the general partner, and accordingly does not itself have any employees. At February 28, 2002, CCC had 12 employees, consisting of 3 officers, 5 other managers and 4 clerical and staff personnel.

     (d)  Financial Information About Geographic Areas

     The Registrant’s business is not divided between foreign or domestic operations. The Registrant’s business is the leasing of containers worldwide to ocean carriers. To this extent, the Registrant’s operations are subject to the fluctuations of world economic and political conditions. Such factors may affect the pattern and levels of world trade.

     The Registrant believes that the profitability of, and risks associated with, leases to foreign customers is generally the same as those of leases to domestic customers. The Leasing Company’s leases generally require all payments to be made in United States currency.

Item 2. Properties

     As of December 31, 2001, the Registrant owned 25,545 twenty-foot, 8,572 forty-foot and 2,124 forty-foot high-cube marine dry cargo containers, as well as 460 twenty-foot and 99 forty-foot high-cube refrigerated cargo containers, and 225 twenty-four thousand-liter tanks, suitable for transporting cargo by rail, sea or highway. The average age, manufacturers’ invoice cost and estimated useful life of the Registrant’s containers as of December 31, 2001 was as follows:

	Estimated
	Useful Life	Average Age	Average Cost

20-Foot Dry Cargo Containers	12-15 years	7 years	$2,469

40-Foot Dry Cargo Containers	12-15 years	7 years	$3,970

40-Foot High-Cube Dry Cargo Containers	12-15 years	6 years	$4,034

20-Foot Refrigerated Cargo Containers	12-15 years	7 years	$21,201

40-Foot High-Cube Refrigerated Cargo Containers	12-15 years	8 years	$24,245

24,000-Liter Tanks	12-18 years	7 years	$25,360

     Utilization by lessees of the Registrant’s containers fluctuates over time depending on the supply of and demand for containers in the Registrant’s inventory locations. During 2001, utilization of the dry cargo and refrigerated container fleet averaged 67% and 92% respectively. Utilization of the tank container fleet averaged 80%.

     During 2001, the Registrant disposed of 179 twenty-foot, 36 forty-foot and 8 forty-foot high-cube marine dry cargo containers, as well as two twenty-foot refrigerated cargo containers at an average net loss of $160 per container.

Item 3. Legal Proceedings

     Inapplicable.

Item 4. Submission of Matters to a Vote of Security Holders

     Inapplicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     (a)  Market Information

     (a)(1)(i) The Registrant’s outstanding units of limited partnership interests are not traded on any market nor does an established public trading market exist for such purposes.

     (a)(1)(ii) Inapplicable.

     (a)(1)(iii) Inapplicable.

     (a)(1)(iv) Inapplicable.

     (a)(1)(v) Inapplicable.

     (a)(2) Inapplicable.

     (b)  Holders

		Number of Unit Holders
(b)(1)	Title of Class	as of December 31, 2001

	Units of limited partnership interests	8,085

     (c)  Dividends

     Inapplicable. For the distributions made by the Registrant to its limited partners, see Item 6, “Selected Financial Data.”

Item 6. Selected Financial Data

	Year Ended December 31,

	2001	2000	1999	1998	1997

Net lease revenue	$7,581,717	$10,272,079	$9,652,424	$12,551,660	$13,784,688
Net income (loss)	$(48,308)	$3,167,590	$2,364,087	$5,470,220	$6,578,035
Net income (loss) per unit of limited partnership interest	$(0.05)	$0.37	$0.25	$0.68	$0.83
Cash distributions per unit of limited partnership interest	$1.14	$1.31	$1.63	$1.65	$1.78
At year-end:
Total assets	$79,389,081	$88,017,878	$94,699,419	$104,568,280	$111,519,209
Partners’ capital	$79,389,081	$88,017,878	$94,699,419	$104,568,280	$111,519,209

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     The Registrant’s primary objective is to generate cash flow from operations for distribution to its limited partners and during the initial years of its operation, reinvest excess cash flow in additional equipment. Aside from the initial working capital reserve retained from gross subscription proceeds (equal to approximately 1% of such proceeds), the Registrant relies primarily on container rental receipts to meet this objective, as well as to finance operating needs. No credit lines are maintained to finance working capital.

     Cash distributions from operations are allocated 5% to the general partner and 95% to the limited partners. Distributions of sales proceeds are allocated 1% to the general partner and 99% to the limited partners. This sharing arrangement will remain in place until the limited partners have received aggregate distributions in an amount equal to their capital contributions plus an 8% cumulative, compounded (daily) annual return on their adjusted capital contributions. Thereafter, all distributions will be allocated 15% to the general partner and 85% to the limited partners, pursuant to Section 6.1(b) of the Registrant’s Partnership Agreement. Cash distributions from operations to the general partner in excess of 5% of distributable cash will be considered an incentive fee and compensation to the general partner.

     From inception through February 28, 2001, the Registrant has distributed $77,527,044 in cash from operations, and $387,377 in cash from container sales proceeds to its limited partners, or 54% of the limited partners’ original invested capital. Distributions are paid monthly based primarily on each quarter’s cash flow from operations. Monthly distributions are also affected by periodic increases or decreases to working capital reserves, as deemed appropriate by the general partner.

     At December 31, 2001, the Registrant had $3,712,087 in cash and cash equivalents, a decrease of $414,718 from the cash balances at December 31, 2000 and an increase of $497,936 from the December 31, 1999. The Registrant invests its working capital, as well as cash flows from operations and the sale of containers that have not yet been distributed to CCC or its limited partners in money market funds.

     Cash from Operating Activities: Net cash provided by operating activities was $7,708,141 and $11,202,821 during 2001 and 2000, respectively, primarily generated from the billing and collection of net lease revenue.

     Cash from Investing Activities: Net cash provided by investing activities during 2001 was comprised of $457,631 in proceeds generated from the sale of rental equipment. During 2000, cash provided by investing activities included $523,453 in proceeds generated from the sale of rental equipment, as well as the Registrant’s purchase of 341 forty-foot high-cube dry cargo containers at a cost of $918,561, replacing containers that had been lost or damaged beyond repair. The related acquisition fee associated with this container acquisition was $45,928.

     Cash from Financing Activities: Net cash used in financing activities was $8,580,490 during 2001 compared to $9,849,131 during 2000. These amounts represent distributions to the Registrant’s general and limited partners.

Results of Operations

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

     A Leasing Agent Agreement (“Agreement”) exists between the Registrant and the Leasing Company, whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Registrant. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Registrant’s containers to ocean carriers, and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Registrant, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. At December 31, 2001, 97% of the original equipment remained in the Registrant’s fleet, as compared to 98% at December 31, 2000. The following chart summarizes the composition of the Registrant’s fleet (based on container type) at December 31, 2001.

	Dry Cargo			Refrigerated		Tank
	Containers			Containers		Containers

			40-Foot		40-Foot
	20-Foot	40-Foot	High-Cube	20-Foot	High-Cube	24,000-Liter

Containers on lease:
Master lease	11,368	2,810	882	231	2	57
Term lease (1-5 years)	6,654	2,397	482	165	97	112

Subtotal	18,022	5,207	1,364	396	99	169
Containers off lease	7,523	3,365	760	64	—	56

Total container fleet	25,545	8,572	2,124	460	99	225

	Dry Cargo						Refrigerated				Tank
	Containers						Containers				Containers

					40-Foot
	20-Foot		40-Foot		High-Cube		20-Foot		40-Foot		24,000-Liter

	Units	%	Units	%	Units	%	Units	%	Units	%	Units	%

Total purchases	26,446	100%	8,751	100%	2,179	100%	463	100%	100	100%	229	100%
Less disposals	901	3%	179	2%	55	3%	3	1%	1	1%	4	2%

Remaining fleet at December 31, 2001	25,545	97%	8,572	98%	2,124	97%	460	99%	99	99%	225	98%

     The demand for dry cargo containers has been adversely affected by the slowdown in the global economy resulting in an excess supply of containers in many locations. Transpacific trade, a large proportion of which consists of technology-related goods, has been largely affected by the slowdown of the US economy, while the contraction in the Japanese economy contributed to lower levels of intra-asian trade. For the first time in many years, the GDP growth rates of the United States, Europe, and Japan decelerated simultaneously, contributing to lower utilization rates and higher container inventories throughout the world.

     As a result of the increasing world-wide container inventories during 2001, the demand for new container production has declined. Although a slowdown in new container production should have positive short and long-term effects for the container leasing industry, a reduction in new containers will not significantly reduce off-hire container inventories without an improvement in the world’s economies. During the fourth quarter of 2001, prices for new containers reached historic lows, creating further downward pressures on future per-diem rates and container residual values.

     Recent corporate failures and defaults within the credit markets, as well as an increasingly cautious business climate since September 11, 2001, have contributed to lower levels of capital available for new container purchases. Accordingly, a more conservative credit market should result in a reduction of funding for new container production and, in the short term, contribute to improving the level of off-hire container inventories for both leasing companies and shipping lines. In response to the foregoing, the Leasing Company continues to implement a number of marketing initiatives which are designed to target identified leasing opportunities and enhance inventory management of the Registrant’s fleet.

     The effect of the slowdown in global economic conditions on the container leasing industry’s customers, the shipping lines, coupled with their acquisition of new, larger container ships, appear to have created a condition of excess shipping capacity. This may ultimately result in some shipping lines experiencing financial difficulty, insolvency, or consolidation and ultimately influence the demand for leased containers. Although the ultimate outcome, as well as its impact on the container leasing industry and the Registrant’s results of operations is unknown, CCC, on behalf of the Registrant, will work closely with the Leasing Company to monitor outstanding receivables, collections, and credit exposure to various existing and new customers.

     The Registrant’s average fleet size and utilization rates for the years ended December 31, 2001, 2000 and 1999 were as follows:

	2001	2000	1999

Fleet size (measured in twenty-foot equivalent units (TEU))
Dry cargo containers	47,079	46,894	46,837
Refrigerated containers	659	660	659
Tank containers	225	226	225
Average utilization rates
Dry cargo containers	67%	76%	73%
Refrigerated containers	92%	96%	91%
Tank containers	80%	78%	74%

     During 2001, the Registrant’s dry and refrigerated cargo container per-diem rental rates decreased by 8% and 14%, respectively, from 2000 levels. The average tank container per-diem rental rate declined 10% when compared to the prior year. The net reduction in average utilization and per-diem rental rates, offset the effects of a slightly larger fleet size, and contributed to a 16% decline in gross rental revenue (a component of net lease revenue) for 2001 when compared to the previous year.

     The primary component of the Registrant’s results of operations is net lease revenue. Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses, from rental revenues billed by the Leasing Company from the leasing of the Registrant’s containers. Net lease revenue is directly related to the size, utilization and per-diem rental rates of the Registrant’s fleet.

     Loss from operations for the year ended December 31, 2001 was $183,310, compared to income of $2,981,403 for the prior year. The decrease was primarily due to a decline in net lease revenue of $2,690,362.

     Net lease revenue was $7,581,717 for the year 2001 compared to $10,272,079 for the prior year. The decrease was due to a $2,666,779 decline in gross rental revenue and an $329,692 increase in rental equipment operating expenses from the year 2000. Gross rental revenue was impacted by lower per-diem rental rates and lower combined fleet utilization rates. The increase in direct operating expense was attributable to the Registrant’s lower utilization rate in 2001, and its impact on activity based expenses such as storage, handling and repair and maintenance. Other components of net lease revenue, including management fees, and reimbursed administrative expenses, were lower by a combined $306,110 when compared to the year 2000, and partially offset the decline in gross lease revenue. This decline was attributable to the operating performance of the Registrant’s fleet.

     Depreciation expense of $7,434,603 in 2001 was $140,691 greater than 2000. Effective June 1, 2001, the Registrant changed the estimated life of its rental container equipment from an estimated 12 year life to a 15 year life, and its estimated salvage value from 30% to 10% of original equipment cost. The effect of these changes was an increase in depreciation expense of approximately $208,200 since June 1, 2001.

     Other general and administrative expenses were $294,498 in 2001, an increase of $115,256 or 64% when compared to 2000. Contributing to this increase were professional fees, costs related to investor communications, and net exchange rate losses.

     Net gain (loss) on disposal of equipment was a result of the Registrant disposing of 225 containers in 2001, as compared to 293 containers during 2000. These disposals resulted in a net loss of $35,926 for 2001, compared to a net gain of $182,478 for 2000. The Registrant believes that the net loss on container disposals in 2001 was a result of various factors, including the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods will also contribute to fluctuations in the net gain or loss on disposals. As a result of current world events and market conditions, the Registrant re-evaluated its asset impairment criteria pursuant to the Financial Accounting Standards Board’s accounting pronouncement SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” There were no reductions to the carrying value of container rental equipment during 2001, 2000, and 1999.

Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

     Income from operations for the year ended December 31, 2000 was $2,981,403, compared to $2,139,117 for the prior year. The increase was primarily due to an increase in net lease revenue of $619,655.

     Net lease revenue of $10,272,079 for the year 2000 was $619,655 higher compared to the prior year. The increase was primarily attributable to a $980,471 decline in rental equipment operating expenses, partially offset by a $441,430 decline in gross rental revenue. Lower per-diem rental rates, partially offset by higher utilization rates contributed to the decline in gross rental revenue. Average dry cargo and refrigerated container per-diem rental rates decreased 8% and 5%, respectively, from 1999 levels. The average tank container per-diem rental rates decreased by 10% when compared to the prior year. Increases in the dry, refrigerated and tank container utilization rates contributed to a $328,972 reduction in rental equipment operating expenses, specifically activity based expenses such as storage and handling. Other components of net lease revenue, including management fees and reimbursed administrative expenses, were lower by a combined $80,614 when compared to the prior year, a result of the operating performance of the Registrant’s size.

     Depreciation expense of $7,293,912 in 2000 was $65,200 lower than 1999 due to a slightly smaller fleet size.

     Other general and administrative expenses decreased to $179,242 in 2000, from $207,423 in 1999. Contributing to this decrease were professional fees and costs related to investor communications, partially offset by an increase in net exchange rate gains.

     Net gain on disposal of equipment was a result of the Registrant disposing of 293 containers during 2000, as compared to 164 containers during 1999. These disposals resulted in a net gain of $182,478 for 2000, as compared to a net gain of $53,228 for 1999. The Registrant believes that the net gain on container disposals in 2000 was a result of various factors including the age, condition, suitability for continued leasing, as well as the geographic location of the containers when disposed.

New Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is effective for all fiscal years beginning after June 15, 2002. This standard requires a company to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, and a corresponding increase in the carrying value of the related long-lived asset. The Registrant is currently evaluating the impact that SFAS No. 143 will have on its financial statements.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for all fiscal years beginning after December 15, 2001, with early application encouraged. SFAS No. 144 supersedes SFAS No. 121, but retains its fundamental provisions relating to the recognition and measurement of the impairment of long-lived assets to be held and used, and the measurement of long lived assets to be disposed of by sale. SFAS No. 144 was adopted by the Registrant effective January 1, 2002, without a significant impact on its financial statements.

Inflation

     The Registrant believes inflation has not had a material adverse effect on the results of its operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Exchange rate risk: Substantially all of the Registrant’s revenues are billed and paid in US dollars, and a significant portion of costs are billed and paid in US dollars. Of the remaining costs, the majority are individually small, unpredictable and incurred in various denominations and thus are not suitable for cost effective hedging.

     The Leasing Company may hedge a portion of the expenses that are predictable and are principally in UK pounds sterling. As exchange rates are outside of the control of the Registrant and Leasing Company, there can be no assurance that such fluctuations will not adversely affect its results of operations and financial condition.

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

The Partners
Cronos Global Income Fund XV, L.P.

     We have audited the accompanying balance sheets of Cronos Global Income Fund XV, L.P. (the “Partnership”) as of December 31, 2001 and 2000, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

San Francisco, CA
February 15, 2002

CRONOS GLOBAL INCOME FUND XV, L.P.

Balance Sheets

December 31, 2001 and 2000

	2001	2000

Assets
Current assets:
Cash and cash equivalents, includes $3,697,086 in 2001 and $3,966,004 in 2000 in interest-bearing accounts (note 3)	$3,712,087	$4,126,805
Net lease receivables due from Leasing Company (notes 1 and 4)	1,004,796	1,376,889

Total current assets	4,716,883	5,503,694

Container rental equipment, at cost	123,512,650	124,174,507
Less accumulated depreciation	48,840,452	41,660,323

Net container rental equipment (note 1)	74,672,198	82,514,184

Total assets	$79,389,081	$88,017,878

Partners’ Capital
Partners’ capital (deficit):
General partner	$(85,604)	$684
Limited partners (note 8)	79,474,685	88,017,194

Total partners’ capital	$79,389,081	$88,017,878

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XV, L.P.

Statements of Operations

For the years ended December 31, 2001, 2000 and 1999

	2001	2000	1999

Net lease revenue (notes 1 and 6)	$7,581,717	$10,272,079	$9,652,424
Other operating income (expenses):
Depreciation and amortization (note 1)	(7,434,603)	(7,293,912)	(7,359,112)
Other general and administrative expenses	(294,498)	(179,242)	(207,423)
Net gain (loss) on disposal of equipment	(35,926)	182,478	53,228

	(7,765,027)	(7,290,676)	(7,513,307)

Income (loss) from operations	(183,310)	2,981,403	2,139,117
Other income:
Interest income	135,002	186,187	224,970

Net income (loss)	$(48,308)	$3,167,590	$2,364,087

Allocation of net income (loss):
General partner	$329,493	$538,510	$565,651
Limited partners	(377,801)	2,629,080	1,798,436

	$(48,308)	$3,167,590	$2,364,087

Limited partners’ per unit share of net income (loss)	$(0.05)	$0.37	$0.25

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XV, L.P.

Statements of Partners’ Capital

For the years ended December 31, 2001, 2000 and 1999

	Limited	General
	Partners	Partner	Total

Balances at January 1, 1999	$104,567,658	$622	$104,568,280
Net income	1,798,436	565,651	2,364,087
Cash distributions	(11,621,302)	(611,646)	(12,232,948)

Balances at December 31, 1999	94,744,792	(45,373)	94,699,419
Net income	2,629,080	538,510	3,167,590
Cash distributions	(9,356,678)	(492,453)	(9,849,131)

Balances at December 31, 2000	88,017,194	684	88,017,878
Net income (loss)	(377,801)	329,493	(48,308)
Cash distributions	(8,164,708)	(415,781)	(8,580,489)

Balances at December 31, 2001	$79,474,685	$(85,604)	$79,389,081

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XV, L.P.

Statements of Cash Flows

For the years ended December 31, 2001, 2000 and 1999

	2001	2000	1999

Cash flows from operating activities:
Net income (loss)	$(48,308)	$3,167,590	$2,364,087
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	7,434,603	7,293,912	7,359,112
Net (gain) loss on disposal of equipment	35,926	(182,478)	(53,228)
Decrease (increase) in net lease receivables due from Leasing Company	285,920	923,797	(92,869)

Total adjustments	7,756,449	8,035,231	7,213,015

Net cash provided by operating activities	7,708,141	11,202,821	9,577,102

Cash flows from investing activities:
Proceeds from sale of container rental equipment	457,631	523,453	463,894
Purchases of container rental equipment	—	(918,561)	(806,438)
Acquisition fees paid to general partner	—	(45,928)	—

Net cash provided by (used in) investing activities	457,631	(441,036)	(342,544)

Cash flows from financing activities
Distributions to partners	(8,580,490)	(9,849,131)	(12,232,948)

Net increase (decrease) in cash and cash equivalents	(414,718)	912,654	(2,998,390)
Cash and cash equivalents at beginning of year	4,126,805	3,214,151	6,212,541

Cash and cash equivalents at end of year	$3,712,087	$4,126,805	$3,214,151

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XV, L.P.

Notes to Financial Statements

December 31, 2001, 2000 and 1999

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

Cronos Capital Corp. (“CCC”) is the general partner and, with its affiliate Cronos Containers Limited (the “Leasing Company”), manages the business of the Partnership. CCC and the Leasing Company also manage the container leasing business for other partnerships affiliated with the general partner. The Partnership shall continue until December 31, 2012, unless terminated sooner upon the occurrence of certain events.

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

(b)	Leasing Company and Leasing Agent Agreement

A Leasing Agent Agreement exist between the Partnership and the leasing Company, whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Partnership. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Partnership’s containers to ocean carriers and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Partnership, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. Since the Leasing Agent Agreement meets the definition of an operating lease in Statement of Financial Accounting Standards (SFAS) No. 13, it is accounted for as a lease under which the Partnership is lessor and the Leasing Company is lessee.

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

The Partnership’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents and net lease receivables due from the Leasing Company. See note 3 for further discussion regarding the credit risk associated with cash and cash equivalents.

Net lease receivables due from the Leasing Company (see notes 1(b) and 4 for discussion regarding net lease receivables) subject the Partnership to a significant concentration of credit risk. These net lease receivables, representing rentals earned by the Leasing Company, on behalf of the Partnership, from ocean carriers after deducting direct operating expenses and management fees to CCC and the Leasing Company, are remitted by the Leasing Company to the Partnership three to four times per month. The Partnership has historically never incurred a loss associated with the collectibility of unremitted net lease receivables due from the Leasing Company.

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

(e)	Allocation of Net Income or Loss and Partnership Distributions

Net income or loss has been allocated between general and limited partners in accordance with the Partnership Agreement.

Actual cash distributions differ from the allocations of net income or loss between the general and limited partners as presented in these financial statements. Partnership distributions are paid to its partners (general and limited) from distributable cash from operations, allocated 95% to the limited partners and 5% to the general partner. Distributions of sales proceeds are allocated 99% to the limited partners and 1% to the general partner. The allocations remain in effect until such time as the limited partners have received from the Partnership aggregate distributions in an amount equal to their capital contributions plus an 8% cumulative, compounded (daily), annual return on their adjusted capital contributions. Thereafter, all Partnership distributions will be allocated 85% to the limited partners and 15% to the general partner. Cash distributions from operations to the general partner in excess of 5% of distributable cash will be considered an incentive fee and will be recorded as compensation to the general partner, with the remaining distributions from operations charged to partners’ capital.

(f)	Acquisition Fees

Pursuant to the Partnership Agreement, acquisition fees paid to CCC are based on 5% of the equipment purchase price. These fees are capitalized and included in the cost of the container rental equipment.

CRONOS GLOBAL INCOME FUND XV, L.P.

Notes to Financial Statements

(g)	Container Rental Equipment

In accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. Depreciation policies are also evaluated to determine whether subsequent events and circumstances warrant revised estimates of useful lives. Because the Partnership evaluates future cash flows and potential impairment by container type rather than for each individual container, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges to the carrying value of container rental equipment during 2001, 2000, and 1999.

Container rental equipment is depreciated using the straight-line basis. Effective June 1, 2001, the estimated depreciable life was changed from a twelve-year life to a fifteen-year life and the estimated salvage value was changed from 30% to 10% of the original equipment cost. The effect of these changes is an increase to depreciation expense of approximately $208,200 from June 1 to December 31, 2001.

(h)	Income Taxes

The Partnership is not subject to income taxes, consequently no provision for income taxes has been made. The Partnership files federal and state annual information tax returns, prepared on the accrual basis of accounting. Taxable income or loss is reportable by the partners individually.

(i)	Financial Statement Presentation

The Partnership has determined that, for accounting purposes, the Leasing Agent Agreement is a lease, and the receivables, payables, gross revenues and operating expenses attributable to the containers managed by the Leasing Company are, for accounting purposes, those of the Leasing Company and not of the Partnership. Consequently, the Partnership’s balance sheets and statements of operations display the payments to be received by the Partnership from the Leasing Company as the Partnership’s receivables and revenues.

(j)	New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is effective for all fiscal years beginning after June 15, 2002. This standard requires a company to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, and a corresponding increase in the carrying value of the related long-lived asset. The Registrant is currently evaluating the impact that SFAS No. 143 will have on its financial statements.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for all fiscal years beginning after December 15, 2001 with early application encouraged. SFAS No. 144 supersedes SFAS No. 121, but retains its fundamental provisions relating to the recognition and measurement of the impairment of long-lived assets to be held and used, and the measurement of long lived assets to be disposed of by sale. SFAS No. 144 will be adopted by the Partnership effective January 1, 2002, without a significant impact on its financial statements.

(k)	Reclassification

The Partnership has reclassified net gain (loss) on disposal of equipment and impairment losses, from other income (loss) to other operating expenses, a component of loss from operations. All periods have been adjusted to reflect this reclassification.

CRONOS GLOBAL INCOME FUND XV, L.P.

Notes to Financial Statements

(2)	Operating Segment

An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and about which separate financial information is available. Management operates the Partnership’s container fleet as a homogenous unit and has determined that as such it has a single reportable operating segment.

The Partnership derives revenues from dry cargo containers, refrigerated containers and tank containers. As of December 31, 2001, the Partnership owned 25,545 twenty-foot 8,572 forty-foot and 2,124 forty-foot high-cube marine dry cargo containers, as well as 460 twenty-foot and 99 forty-foot high-cube refrigerated cargo containers, and 225 twenty-four thousand-liter tanks. A summary of gross lease revenue earned by the Leasing Company, on behalf of the Partnership, by product, for the years ended December 31, 2001, 2000 and 1999 follows:

	2001	2000	1999

Dry cargo containers	$11,271,255	$13,591,916	$13,972,075
Refrigerated containers	1,582,517	1,870,593	1,909,509
Tank containers	665,520	723,562	745,917

Total	$13,519,292	$16,186,071	$16,627,501

Due to the Partnership’s lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, it is impracticable to provide the geographic area information required by SFAS No. 131.

No single sub-lessee of the Leasing Company contributed more than 10% of the Leasing Company’s rental revenue earned on behalf of the Partnership during 2001, 2000 and 1999.

(3)	Cash and Cash Equivalents

Cash equivalents include money market funds that invest in highly-liquid first-tier securities, such as U.S. Treasury obligations, repurchase agreements secured by U.S. Treasury obligations, and obligations whose principal and interest are backed by the U.S. Government. Cash equivalents are carried at cost which approximates fair value, and at times, may exceed federally insured limits. The Partnership has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

CRONOS GLOBAL INCOME FUND XV, L.P.

Notes to Financial Statements

(4)	Net Lease Receivables Due from Leasing Company

Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at December 31, 2001 and 2000 were as follows:

	December 31,	December 31,
	2001	2000

Gross lease receivables	$2,753,136	$3,555,903
Less:
Direct operating payables and accrued expenses	1,129,209	988,524
Damage protection reserve (note 5)	102,469	353,669
Base management fees payable	191,144	325,402
Reimbursed administrative expenses	59,478	175,266
Allowance for doubtful accounts	266,040	336,153

Net lease receivables	$1,004,796	$1,376,889

(5)	Damage Protection Plan

The Leasing Company offers a repair service to several lessees of the Partnership’s containers, whereby the lessee pays an additional rental fee for the convenience of having the Partnership incur the repair expense for containers damaged while on lease. This fee is recorded as revenue when earned according to the terms of the rental contract. An accrual has been recorded to provide for the estimated costs incurred by this service. This accrual is a component of net lease receivables due from the Leasing Company (see note 4). The Partnership is not responsible in the event repair costs exceed predetermined limits, or for repairs that are required for damages not defined by the damage protection plan agreement.

(6)	Net Lease Revenue

Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the years ended December 31, 2001, 2000 and 1999 was as follows:

	2001	2000	1999

Rental revenue	$13,519,292	$16,186,071	$16,627,501
Less:
Rental equipment operating expenses	4,294,631	3,964,939	4,945,410
Base management fees (note 7)	927,711	1,110,439	1,141,440
Reimbursed administrative expenses (note 7):
Salaries	481,289	564,094	465,040
Other payroll related expenses	48,818	51,484	79,391
General and administrative expenses	185,126	223,036	343,796

	$7,581,717	$10,272,079	$9,652,424

CRONOS GLOBAL INCOME FUND XV, L.P.

Notes to Financial Statements

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

	2001	2000	1999

Base management fees	$927,711	$1,110,439	$1,141,440
Reimbursed administrative expenses	715,233	838,614	888,227

	$1,642,944	$1,949,053	$2,029,667

(8)	Limited Partners’ Capital

The limited partners’ per unit share of capital at December 31, 2001, 2000 and 1999 was $11, $12, and $13, respectively. This is calculated by dividing the limited partners’ capital at the end of each year by 7,151,569 the total number of limited partnership units.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     Inapplicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The Registrant, as such, has no officers or directors, but is managed by CCC, the general partner. The officers and directors of CCC at February 28, 2002, are as follows:

Name	Office

Dennis J. Tietz	President, Chief Executive Officer and Director

John Kallas	Vice President, Chief Financial Officer and Director

Elinor A. Wexler	Vice President/Administration, Secretary and Director

Peter J. Younger	Director

John M. Foy	Director

     Dennis J. Tietz Mr. Tietz, 49, as President and Chief Executive Officer, is responsible for the general management of CCC. Mr. Tietz was appointed Chief Executive Officer of The Cronos Group, indirect corporate parent of CCC, in December 1998 and elected Chairman of the Board in March 1999. Mr. Tietz is also President and a director of Cronos Securities Corp. From 1986 until August 1992, Mr. Tietz was responsible for the organization, marketing and after-market support of CCC’s investment programs. Mr. Tietz was a regional manager for CCC, responsible for various container leasing activities in the U.S. and Europe from 1981 to 1986. Prior to joining CCC in December 1981, Mr. Tietz was employed by Trans Ocean Leasing Corporation as Regional Manager based in Houston, with responsibility for all leasing and operational activities in the U.S. Gulf.

     Mr. Tietz holds a B.S. degree in Business Administration from San Jose State University and is a Registered Securities Principal with the NASD.

     John Kallas Mr. Kallas, 39, was elected Vice President, Chief Financial Officer of CCC in November, 2000. Mr. Kallas also joined the Board of Directors of CCC in November, 2000. Mr. Kallas has been employed by CCC since 1989, and is responsible for managed container investment programs, treasury, and CCC’s financial operations. Mr. Kallas has held various accounting positions since joining Cronos including Controller, Director of Accounting and Corporate Accounting Manager. From 1985 to 1989, Mr. Kallas was an accountant with KPMG Peat Marwick, San Francisco.

     Mr. Kallas holds a Masters degree in Finance and Business Administration from St. Mary’s College, a B.S. degree in Business Administration/Accounting from the University of San Francisco and is a certified public accountant.

     Elinor A. Wexler Ms. Wexler, 53, was elected Vice President - Administration and Secretary of CCC in August 1992. Ms. Wexler joined the Board of Directors of CCC in June 1997. Ms. Wexler has been employed by CCC since 1987, and is responsible for investor services, compliance and securities registration. From 1983 to 1987, Ms. Wexler was Manager of Investor Services for The Robert A. McNeil Corporation, a real estate syndication company, in San Mateo, California. From 1971 to 1983, Ms. Wexler held various positions, including securities trader and international research editor, with Nikko Securities Co., International, based in San Francisco.

     Ms. Wexler attended the University of Oregon, Portland State University and the Hebrew University of Jerusalem, Israel. Ms. Wexler is also Vice President and Secretary of Cronos Securities Corp. and a Registered Principal with the NASD.

     Peter J. Younger Mr. Younger, 45, was elected to the Board of Directors of CCC in June 1997. See key management personnel of the Leasing Company for further information.

     John M. Foy Mr. Foy, 56, was elected to the Board of Directors of CCC in April 1999. See key management personnel of the Leasing Company for further information.

     The key management personnel of the Leasing Company and its affiliates at February 28, 2002, were as follows:

Name	Title

Peter J. Younger	Chief Operating Officer/Chief Financial Officer

John M. Foy	Senior Vice President/Americas

Nico Sciacovelli	Senior Vice President/Europe, Middle East and Africa

John C. Kirby	Senior Vice President/Operations

     Peter J. Younger Mr. Younger, 45, was elected to the Board of Directors of The Cronos Group on January 13, 2000. Mr. Younger will serve as a director until the 2004 annual meeting and his successor is elected and takes office. Mr. Younger was appointed as Chief Operating Officer of The Cronos Group on August 4, 2000, and its Chief Financial Officer in March 1997. From 1991 to 1997, Mr. Younger served as Vice President of Finance for the Leasing Company, located in the UK. From 1987 to 1991 Mr. Younger served as Vice President and Controller for CCC in San Francisco. Prior to 1987, Mr. Younger was a certified public accountant and a principal with the accounting firm of Johnson, Glaze and Co. in Salem, Oregon. Mr. Younger holds a B.S. degree in Business Administration from Western Baptist College, Salem, Oregon.

     John M. Foy Mr. Foy, 56, is directly responsible for the Leasing Company’s lease marketing and operations in North America, Central America, and South America, and is based in San Francisco. From 1985 to 1993, Mr. Foy was Vice President/Pacific with responsibility for dry cargo container lease marketing and operations in the Pacific Basin. From 1977 to 1985 Mr. Foy was Vice President of Marketing for Nautilus Leasing Services in San Francisco with responsibility for worldwide leasing activities. From 1974 to 1977, Mr. Foy was Regional Manager for Flexi-Van Leasing, a container lessor, with responsibility for container leasing activities in the Western United States. Mr. Foy holds a B.A. degree in Political Science from University of the Pacific, and a Bachelor of Foreign Trade from Thunderbird Graduate School of International Management.

     Nico Sciacovelli Mr. Sciacovelli, 52, was elected Senior Vice President - Europe, Middle East and Africa in June 1997. Mr. Sciacovelli is directly responsible for the Leasing Company’s lease marketing and operations in Europe, the Middle East and Africa and is based in Italy. Since joining Cronos in 1983, Mr. Sciacovelli served as Area Director and Area Manager for Southern Europe. Prior to joining Cronos, Mr. Sciacovelli was a Sales Manager at Interpool Ltd.

     John C. Kirby Mr. Kirby, 48, is responsible for container purchasing, contract and billing administration, container repairs and leasing-related systems, and is based in the United Kingdom. Mr. Kirby joined CCC in 1985 as European Technical Manager and advanced to Director of European Operations in 1986, a position he held with CCC, and later the Leasing Company, until his promotion to Senior Vice President/Operations of the Leasing Company in 1992. From 1982 to 1985, Mr. Kirby was employed by CLOU Containers, a container leasing company, as Technical Manager based in Hamburg, Germany. Mr. Kirby acquired a professional engineering qualification from the Mid-Essex Technical College in England.

Section 16(a) Beneficial Ownership Reporting Compliance

     The Registrant has followed the practice of reporting acquisitions and dispositions of the Registrant’s units of limited partnership interests by CCC, its general partner. As CCC did not acquire or dispose of any of the Registrant’s units of limited partnership interests during the fiscal year ended December 31, 2001, no reports of beneficial ownership under Section 16(a) of the Securities Exchange Act of 1934, as amended, were filed with the SEC.

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

     The following table sets forth the fees the Registrant paid (on a cash basis) to CCC or the Leasing Company (“CCL”) for the year ended December 31, 2001.

			Cash Fees and
Name		Description	Distributions

1)	CCL	Base management fees — equal to 7% of gross lease revenues attributable to operating leases pursuant to Section 4.3 of the Limited Partnership Agreement		$1,061,245

2)	CCC CCL	Reimbursed administrative expenses — equal to the costs expended by CCC and its affiliates for services necessary to the prudent operation of the Registrant pursuant to Section 4.4 of the Limited Partnership Agreement	$ $	131,311 699,710

3)	CCC	Interest in Fund — 5% of distributions of distributable cash for any quarter pursuant to Section 6.1 of the Limited Partnership Agreement		$415,781

4)	CCC	Acquisition fee — equal to 5% of the purchase price of containers acquired by the Registrant pursuant to Section 4.2 of the Limited Partnership Agreement		$—

Item 12. Security Ownership of Certain Beneficial Owners and Management — (Continued)

     (a)  Security Ownership of Certain Beneficial Owners

     There is no person or “group” of persons known to the management of CCC to be the beneficial owner of more than five percent of the outstanding units of limited partnership interests of the Registrant.

     (b)  Security Ownership of Management

     The Registrant has no directors or officers. It is managed by CCC. CCC owns five units, representing 0.00007% of the total amount of units outstanding.

     (c)  Changes in Control

     Inapplicable.

Item 13. Certain Relationships and Related Transactions

     (a)  Transactions with Management and Others

     The Registrant’s only transactions with management and other related parties during 2001 were limited to those fees paid or amounts committed to be paid (on an annual basis) to CCC, the general partner, and its affiliates. See Item 11, “Executive Compensation,” herein.

     (b)  Certain Business Relationships

     Inapplicable.

(c)	Indebtedness of Management

     Inapplicable.

(d)	Transactions with Promoters

     Inapplicable.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

		Page

(a)1.	Financial Statements

	Independent Auditors’ Report	17

(a)2.	The following financial statements of the Registrant are included in Part II, Item 8:

	Balance Sheets — as of December 31, 2001 and 2000	18

	Statements of Operations — for the years ended December 31, 2001, 2000 and 1999	19

	Statements of Partners’ Capital — for the years ended December 31, 2001, 2000 and 1999	20

	Statements of Cash Flows — for the years ended December 31, 2001, 2000 and 1999	21

	Notes to Financial Statements	22

     All schedules are omitted as the information is not required or the information is included in the financial statements or notes thereto.

(a)	3. Exhibits

Exhibit
No.	Description	Method of Filing

3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of December 15, 1993	*
3(b)	Certificate of Limited Partnership of the Registrant	**
10	Form of Leasing Agent Agreement with Cronos Containers Limited	***

(b)	Reports on Form 8-K

              No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 2001.

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated December 17, 1993, included as part of Registration Statement on Form S-1 (No. 33-69356)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-69356)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-69356)

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

Date: March 18, 2002

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Cronos Capital Corp., the managing general partner of the Registrant, in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dennis J. Tietz Dennis J. Tietz	President and Director of Cronos Capital Corp. (“CCC”) (Principal Executive Officer of CCC)	March 18, 2002

/s/ John Kallas John Kallas	Chief Financial Officer and Director of Cronos Capital Corp. (“CCC”) (Principal Financial and Accounting Officer of CCC)	March 18, 2002

/s/ Elinor A. Wexler Elinor A. Wexler	Vice President-Administration, Secretary and Director of Cronos Capital Corp.	March 18, 2002

Supplemental Information

     The Registrant’s annual report will be furnished to its limited partners on or about April 30, 2002. Copies of the annual report will be concurrently furnished to the Commission for information purposes only, and shall not be deemed to be filed with the Commission.

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