Form 10-Q
period 2002-03-31
CRONOS GLOBAL INCOME FUND XV LP
filed 2002-05-13
CIK 912605

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-23886

CRONOS GLOBAL INCOME FUND XV, L.P.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-3186624 (I.R.S. Employer Identification No.)

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

CRONOS GLOBAL INCOME FUND XV, L.P.

Report on Form 10-Q for the Quarterly Period
Ended March 31, 2002

			PAGE

PART I	—	FINANCIAL INFORMATION

Item 1.		Financial Statements

		Balance Sheets — March 31, 2002 and December 31, 2001 (unaudited)	4

		Statements of Operations for the three months ended March 31, 2002 and 2001 (unaudited)	5

		Statements of Cash Flows for the three months ended March 31, 2002 and 2001 (unaudited)	6

		Notes to Financial Statements (unaudited)	7

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.		Quantitative and Qualitative Disclosures About Market Risk	14

PART II	—	OTHER INFORMATION

Item 6.		Exhibits and Reports on Form 8-K	15

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements

Presented herein are the Registrant’s balance sheets as of March 31, 2002 and December 31, 2001, statements of operations for the three months ended March 31, 2002 and 2001, and statements of cash flows for the three months ended March 31, 2002 and 2001.

CRONOS GLOBAL INCOME FUND XV, L.P.

Balance Sheets

(Unaudited)

	March 31,	December 31,
	2002	2001

Assets
Current assets:
Cash and cash equivalents, includes $3,665,108 at March 31, 2002 and $3,697,086 at December 31, 2001 in interest-bearing accounts	$3,684,045	$3,712,087
Net lease receivables due from Leasing Company (notes 1 and 2)	1,045,596	1,004,796

Total current assets	4,729,641	4,716,883

Container rental equipment, at cost	123,191,713	123,512,650
Less accumulated depreciation	50,591,966	48,840,452

Net container rental equipment	72,599,747	74,672,198

Total assets	$77,329,388	$79,389,081

Partners’ Capital
Partners’ capital (deficit):	$(170,189)	$(85,604)
General partner	77,499,577	79,474,685

Limited partners
Total partners’ capital	$77,329,388	$79,389,081

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XV, L.P.

Statements of Operations

(Unaudited)

	Three Months Ended

	March 31,	March 31,
	2002	2001

Net lease revenue (notes 1 and 3)	$1,568,271	$2,319,072
Other operating income (expenses):
Depreciation	(1,886,760)	(1,808,904)
Other general and administrative expenses	(54,379)	(88,052)
Net (loss) gain on disposal of equipment	(8,557)	1,545

	(1,949,696)	(1,895,411)

(Loss) income from operations	(381,425)	423,661
Other income:
Interest income	11,725	50,498

Net (loss) income	$(369,700)	$474,159

Allocation of net (loss) income:
General partner	$(3,697)	$100,370
Limited partners	(366,003)	373,789

	$(369,700)	$474,159

Limited partners’ per unit share of net (loss) income	$(0.05)	$0.05

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XV, L.P.

Statements of Cash Flows

(Unaudited)

	Three Months Ended

	March 31,	March 31,
	2002	2001

Net cash provided by operating activities	$1,532,058	$2,207,291
Cash provided by investing activities:
Proceeds from disposal of equipment	129,893	110,112
Cash used in financing activities:
Distribution to partners	(1,689,993)	(2,352,489)

Net decrease in cash and cash equivalents	(28,042)	(35,086)
Cash and cash equivalents at January 1	3,712,087	4,126,805

Cash and cash equivalents at March 31	$3,684,045	$4,091,719

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

Cronos Capital Corp. (“CCC”) is the general partner and, with its affiliate Cronos Containers Limited (the “Leasing Company”), manages the business of the Partnership. CCC and the Leasing Company also manage the container leasing business for other partnerships affiliated with CCC. The Partnership shall continue until December 31, 2012, unless sooner terminated upon the occurrence of certain events.

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

	(b)	Leasing Company and Leasing Agent Agreement

A Leasing Agent Agreement exists between the Partnership and the Leasing Company, whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Partnership. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Partnership’s containers to ocean carriers, and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Partnership, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. Since the Leasing Agent Agreement meets the definition of an operating lease in Statement of Financial Accounting Standards (SFAS) No. 13, it is accounted for as a lease under which the Partnership is lessor and the Leasing Company is lessee.

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

(d)	Container Rental Equipment

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was adopted by the Partnership effective January 1, 2002, without a significant impact on its financial statements. In accordance with SFAS No. 144, container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. Depreciation policies are also evaluated to determine whether subsequent events and circumstances warrant revised estimates of useful lives. Because the Partnership evaluates future cash flows and potential impairment by container type rather than for each individual container, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges to the carrying value of container rental equipment for the three-month periods ended March 31, 2002 and 2001.

Container rental equipment is depreciated using the straight-line basis. Effective June 1, 2001, the estimated depreciable life was changed from a twelve-year life to a fifteen-year life and the estimated salvage value was changed from 30% to 10% of the original equipment cost. The effect of these changes is an increase to depreciation expense of approximately $88,300 from January 1 to March 31, 2002.

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

CRONOS GLOBAL INCOME FUND XV, L.P.

Notes to Unaudited Financial Statements

(2)	Net Lease Receivables Due from Leasing Company

Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership, as well as proceeds earned from container disposals. Net lease receivables at March 31, 2002 and December 31, 2001 were as follows:

	March 31,	December 31,
	2002	2001

Gross lease receivables	$2,882,686	$2,753,136
Less:
Direct operating payables and accrued expenses	1,205,620	1,129,209
Damage protection reserve	115,568	102,469
Base management fees	206,555	191,144
Reimbursed administrative expenses	49,373	59,478
Allowance for doubtful accounts	259,974	266,040

Net lease receivables	$1,045,596	$1,004,796

(3)	Net Lease Revenue

Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three month period ended March 31, 2002 and 2001 were as follows:

	Three Months Ended

	March 31,	March 31,
	2002	2001

Rental revenue (note 4)	$3,100,693	$3,638,390
Less:
Rental equipment operating expenses	1,154,393	883,023
Base management fees	208,306	251,084
Reimbursed administrative expenses	169,723	185,211

Net lease revenue	$1,568,271	$2,319,072

CRONOS GLOBAL INCOME FUND XV, L.P.

Notes to Unaudited Financial Statements

(4)	Operating Segment

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

The Partnership derives its revenues from leasing marine cargo containers. As of March 31, 2002, the Partnership operated 25,453 twenty-foot, 8,558 forty-foot and 2,120 forty-foot high-cube marine dry cargo containers, 460 twenty-foot and 99 forty-foot high-cube refrigerated cargo containers, and 225 twenty-four thousand-liter tanks. A summary of gross lease revenue, by product, for the three-month periods ended March 31, 2002 and 2001 follows:

	Three Months Ended

	March 31,	March 31,
	2002	2001

Dry cargo containers	$2,619,903	$3,063,970
Refrigerated containers	342,804	420,934
Tank containers	137,986	153,486

Total	$3,100,693	$3,638,390

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

General

A Leasing Agent Agreement exists between the Registrant and the Leasing Company, whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Registrant. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Registrant’s containers to ocean carriers, and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Registrant, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. At March 31, 2002, 97% of the original equipment remained in the Registrant’s fleet, unchanged from December 31, 2001. The following chart summarizes the composition of the Registrant’s fleet (based on container type) at March 31, 2002.

	Dry Cargo			Refrigerated		Tank
	Containers			Containers		Containers

			40-Foot		40-Foot
	20-Foot	40-Foot	High-Cube	20-Foot	High-Cube	24,000-Liter

Containers on lease:
Master lease	10,766	2,728	899	249	2	53
Term lease (1-5 years)	7,784	2,829	603	159	97	107

Subtotal	18,550	5,557	1,502	408	99	160
Containers off lease	6,903	3,001	618	52	0	65

Total container fleet	25,453	8,558	2,120	460	99	225

	Dry Cargo						Refrigerated				Tank
	Containers						Containers				Containers

					40-Foot				40-Foot
	20-Foot		40-Foot		High-Cube		20-Foot		High-Cube		24,000-Liter

	Units	%	Units	%	Units	%	Units	%	Units	%	Units	%

Total purchases	26,446	100%	8,751	100%	2,179	100%	463	100%	100	100%	229	100%
Less disposals	993	4%	193	2%	59	3%	3	1%	1	1%	4	2%

Remaining fleet at March 31, 2002	25,453	96%	8,558	98%	2,120	97%	460	99%	99	99%	225	98%

During 2001, demand for dry cargo containers was adversely affected by the slowdown in the global economy resulting in an excess supply of containers in many locations. As a result of increasing worldwide container inventories during 2001, cautious forecasts for global economic recovery and a reduction in the level of capital available for new production, the demand for new container production declined. Accordingly, prices for new containers reached historic lows, creating further downward pressure on lease per-diem rates and container residual values.

At the end of 2001, the Registrant, CCC and the Leasing Company viewed this slowdown in new container production as having positive short and long-term effects for the container leasing industry. During the first quarter of 2002, the reduction in the level of funding for new container production, as well as a general improvement in the world’s economic climate, contributed to a decline in the level of off-hire container inventories for both leasing companies and shipping lines. During this period, the Registrant experienced an increase in demand for its dry cargo containers. The average monthly utilization of the Registrant’s dry cargo fleet increased from 67% in December 2001 to 68% in March 2002. At April 30, 2002, utilization of the Registrant’s dry cargo fleet had increased to approximately 74%. However, lease per-diem rates, which are influenced by new container prices and borrowing rates, remain depressed. An improvement in lease per-diem rates is not expected until new container prices increase to much higher levels. The Registrant, CCC and the Leasing Company expect the demand for cargo containers to continue to strengthen into the second quarter of 2002. The Leasing Company, on behalf of the Registrant, will seek to exploit the improving demand by repositioning off-hire equipment to locations of greatest demand and by pursuing leasing opportunities through the Leasing Company’s global marketing network.

(Continued)

Continued improvement throughout the latter part of 2002 will be dependent on the recovery and sustained growth of the global economy.

Despite recent improvements in container leasing market conditions, the effect of the slowdown in global economic conditions on the container leasing industry’s customers, the shipping lines, coupled with their acquisition of new, larger container ships, have created a condition of excess shipping capacity. The uncertainty over the financial strength of the shipping industry appears to favor the larger more established shipping lines. The Registrant, CCC and the Leasing Company continue to remain cautious, with the expectation that some shipping lines, especially those involved with trans-Pacific trade, may experience financial difficulty, insolvency, or consolidation and ultimately influence the demand for leased containers. Although the ultimate outcome, as well as its impact on the container leasing industry and the Registrant’s results of operations is unknown, CCC, on behalf of the Registrant, will work closely with the Leasing Company to monitor outstanding receivables, collections, and credit exposure to various existing and new customers.

The Registrant’s average fleet size and utilization rates for the three-month periods ended March 31, 2002 and March 31, 2001 were as follows:

	Three Months Ended

	March 31,	March 31,
	2002	2001

Average fleet size (measured in twenty-foot equivalent units (TEU))
Dry cargo containers	46,868	47,169
Refrigerated containers	658	660
Tank containers	225	225
Average utilization rates
Dry cargo containers	68%	69%
Refrigerated containers	90%	92%
Tank containers	73%	77%

Both dry cargo and refrigerated container average per-diem rental rates for the three month period ended March 31, 2002 declined 16%, when compared to the same period in the prior year. Tank container average per-diem rental rates for the three-month period ended March 31, 2002 declined 12%, when compared to the same period in the prior year.

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

Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

Income (loss) from operations for the three months ended March 31, 2002 was a loss of $381,425, as compared to income of $423,661 during the corresponding period of 2001. The decrease was primarily due to the cumulative effect of the impact of current market constraints on utilization and per-diem rental rates.

Net lease revenue of $1,568,271 for the three months ended March 31, 2002 was $750,801 lower than in the corresponding period of 2001. The decrease was due to a $537,697 decline in gross rental revenue (a component of net lease revenue) from the same period in 2001. Gross rental revenue was impacted by the Registrant’s lower utilization and per-diem rental rates. Management fees and reimbursed administrative expenses, components of net lease revenue, were lower by $58,266 when compared to the corresponding period in 2001, and partially offset the decline in gross lease revenue. Rental equipment operating expenses increased by $271,370 when compared to the corresponding period in 2001. Contributing to the increases in rental equipment operating expenses were increases in repositioning, handling, and repair and maintenance expenses, as well as the provision for doubtful accounts.

(Continued)

Depreciation expense of $1,886,760 for the three months ended March 31, 2002 was $77,856 higher than the same period in 2001. Effective June 1, 2001, the Registrant changed the estimated life of its rental container equipment from an estimated 12 year life to a 15 year life, and its estimated salvage value from 30% to 10% of original equipment cost. The cumulative effect of these changes was an increase in depreciation expense of approximately $88,300 for the three months ended March 31, 2002.

Other general and administrative expenses decreased to $54,379 in the first quarter of 2002, from $88,052 in the corresponding period of 2001, representing a decrease of $33,673 from the same period in 2001. Contributing to this decrease were declines in net exchange rate losses, partially offset by increases in professional fees and costs related to investor communications.

Net (loss) gain on disposal of equipment was a result of the Registrant disposing of 110 containers during the three-month period ended March 31, 2002, as compared to 56 containers during the same period in 2001. These disposals resulted in a loss of $8,557 for the three-month period ended March 31, 2002, as compared to a gain of $1,545 for the three-month period ended March 31, 2001. The Registrant believes that the net loss on container disposals in the three-month period ended March 31, 2002 was a result of various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods will also contribute to fluctuations in the net gain or loss on disposals. There were no reductions to the carrying value of container rental equipment during the three-month periods ended March 31, 2002 and 2001.

Liquidity and Capital Resources

Cash from Operating Activities: Net cash provided by operating activities was $1,532,058 and $2,207,291 during the first three months of 2002 and 2001, respectively, primarily generated from the billing and collections of net lease revenue.

Cash from Investing Activities: Net cash provided by investing activities during the three-month periods ending March 31, 2002 and 2001 included sales proceeds generated from the sale of rental equipment of $129,893 and $110,112, respectively.

Cash from Financing Activities: Net cash used in financing activities was $1,689,993 during the first three months of 2002 compared to $2,352,489 in the corresponding period of 2001. These amounts represent distributions to the Registrant’s general and limited partners. The Registrant’s fleet size, as well as current market conditions, may produce lower operating results and, consequently, lower distributions to its partners in subsequent periods. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

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

(Continued)

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

The Leasing Company may hedge a portion of the expenses that are predictable and are principally in UK pounds sterling. As exchange rates are outside of the control of the Registrant and the Leasing Company, there can be no assurance that such fluctuations will not adversely affect its results of operations and financial condition.

PART II — OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit
No.	Description	Method of Filing

3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of December 15, 1993	*

3(b)	Certificate of Limited Partnership of the Registrant	**

10	Form of Leasing Agent Agreement with Cronos Containers Limited	***

(b)   Reports on Form 8-K

        No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2002.

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

Date: May 10, 2002

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