Form 10-Q
period 2002-06-30
CRONOS GLOBAL INCOME FUND XV LP
filed 2002-08-14
CIK 912605

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-23886

CRONOS GLOBAL INCOME FUND XV, L.P.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-3186624 (I.R.S. Employer Identification No.)

One Front Street, 15th Floor, San Francisco, California (Address of principal executive offices)	94111 (Zip Code)

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
Ended June 30, 2002

		PAGE

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements
	Balance Sheets — June 30, 2002 and December 31, 2001 (unaudited)	4
	Statements of Operations for the three and six months ended June 30, 2002 and 2001 (unaudited)	5
	Statements of Cash Flows for the six months ended June 30, 2002 and 2001 (unaudited)	6
	Notes to Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
PART II — OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	17

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Presented herein are the Registrant’s balance sheets as of June 30, 2002 and December 31, 2001, statements of operations for the three and six months ended June 30, 2002 and 2001, and statements of cash flows for the six months ended June 30, 2002 and 2001.

CRONOS GLOBAL INCOME FUND XV, L.P.

Balance Sheets

(Unaudited)

	June 30,	December 31,
	2002	2001

Assets
Current assets:
Cash and cash equivalents, includes $3,299,695 at June 30, 2002 and $3,697,086 at December 31, 2001 in interest-bearing accounts	$3,672,579	$3,712,087
Net lease receivables due from Leasing Company (notes 1 and 2)	1,163,173	1,004,796

Total current assets	4,835,752	4,716,883

Container rental equipment, at cost	122,715,274	123,512,650
Less accumulated depreciation	52,257,801	48,840,452

Net container rental equipment	70,457,473	74,672,198

Total assets	$75,293,225	$79,389,081

Partners’ Capital
Partners’ capital (deficit):	$(250,500)	$(85,604)
General partner	75,543,725	79,474,685

Limited partners Total partners’ capital	$75,293,225	$79,389,081

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XV, L.P.

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Net lease revenue (notes 1 and 3)	$1,581,360	$1,848,985	$3,149,630	$4,168,057
Other operating expenses:
Depreciation	1,880,542	1,838,928	3,767,302	3,647,832
Other general and administrative expenses	45,131	91,923	99,510	179,975
Net (loss) gain on disposal of equipment	(74,913)	(31)	(83,470)	1,514

(Loss) income from operations	(419,226)	(81,897)	(800,652)	341,764
Other income:
Interest income	10,322	41,096	22,047	91,594

Net (loss) income	$(408,904)	$(40,801)	$(778,605)	$433,358

Allocation of net (loss) income:
General partner	$(4,088)	$93,691	$(7,786)	$194,030
Limited partners	(404,816)	(134,492)	(770,819)	239,328

	$408,904	$(40,801)	$778,605	$433,358

Limited partners’ per unit share of net (loss) income	$(0.06)	$(0.02)	$(0.11)	$0.03

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XV, L.P.

Statements of Cash Flows

(Unaudited)

	Six Months Ended

	June 30,	June 30,
	2002	2001

Net cash provided by operating activities	$2,973,649	$4,266,283
Cash provided by investing activities:
Proceeds from disposal of equipment	304,094	264,753
Cash used in financing activities:
Distribution to partners	(3,317,251)	(4,704,979)

Net decrease in cash and cash equivalents	(39,508)	(173,943)
Cash and cash equivalents at January 1	3,712,087	4,126,805

Cash and cash equivalents at June 30	$3,672,579	$3,952,862

The accompanying notes are an integral part of these financial statements.

Notes to Unaudited Financial Statements

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

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was adopted by the Partnership effective January 1, 2002, without a significant impact on its financial statements. In accordance with SFAS No. 144, container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis is prepared each quarter projecting future cash flows from container rental equipment operations. Current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size and container disposals are the primary variables utilized by the analysis. Additionally, the Partnership evaluates future cash flows and potential impairment by container type rather than for each individual container, and as a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges to the carrying value of container rental equipment for the three and six-month periods ended June 30, 2002 and 2001.

Depreciation policies are also evaluated to determine whether subsequent events and circumstances warrant revised estimates of useful lives. Container rental equipment is depreciated using the straight-line basis. Effective June 1, 2001, the estimated depreciable life was changed from a twelve-year life to a fifteen-year life and the estimated salvage value was changed from 30% to 10% of the original equipment cost. The effect of these changes is an increase to depreciation expense of approximately 58,800 and $147,100 for the respective three and six-month periods ended June 30, 2002 and an increase of approximately $30,000 for the three and six-month periods ended June 30, 2001.

(e)	Use of Estimates

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

The most significant estimates included within the financial statements are the container rental equipment estimated useful lives and residual values, and the estimate of future cash flows from container rental equipment operations, used to determine the adequacy of the carrying value of container rental equipment in accordance with SFAS No. 144. Considerable judgement is required in estimating future cash flows from container rental equipment operations. Accordingly, the estimates may not be indicative of the amounts that may be realized in future periods. As additional information becomes available in subsequent periods, reserves for the impairment of the container rental equipment carrying values may be necessary based upon changes in market and economic conditions.

(Continued)

(f)	Financial Statement Presentation

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

CRONOS GLOBAL INCOME FUND XV, L.P.

Notes to Unaudited Financial Statements

(2)	Net Lease Receivables Due from Leasing Company

Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership, as well as proceeds earned from container disposals. Net lease receivables at June 30, 2002 and December 31, 2001 were as follows:

	June 30,	December 31,
	2002	2001

Gross lease receivables	$2,878,280	$2,753,136
Less:
Direct operating payables and accrued expenses	1,089,404	1,129,209
Damage protection reserve	163,669	102,469
Base management fees	171,947	191,144
Reimbursed administrative expenses	52,392	59,478
Allowance for doubtful accounts	237,695	266,040

Net lease receivables	$1,163,173	$1,004,796

(Continued)

(3)	Net Lease Revenue

Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 2002 and 2001 were as follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Rental revenue (note 4)	$3,069,545	$3,348,365	$6,170,238	$6,986,755
Less:
Rental equipment operating expenses	1,100,939	1,097,925	2,255,332	1,980,948
Base management fees	212,219	227,916	420,525	479,000
Reimbursed administrative expenses	175,027	173,539	344,751	358,750

Net lease revenue	$1,581,360	$1,848,985	$3,149,630	$4,168,057

CRONOS GLOBAL INCOME FUND XV, L.P.

Notes to Unaudited Financial Statements

(4)	Operating Segment

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

The Partnership derives its revenues from leasing marine cargo containers. As of June 30, 2002, the Partnership operated 25,307 twenty-foot, 8,527 forty-foot and 2,108 forty-foot high-cube marine dry cargo containers, 460 twenty-foot and 99 forty-foot high-cube refrigerated cargo containers, and 225 twenty-four thousand-liter tanks. A summary of gross lease revenue, by product, for the three and six-month periods ended June 30, 2002 and 2001 follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Dry cargo containers	$2,592,589	$2,780,794	$5,212,492	$5,844,764
Refrigerated containers	334,056	381,362	676,860	802,296
Tank containers	142,900	186,209	280,886	339,695

Total	$3,069,545	$3,348,365	$6,170,238	$6,986,755

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

In June 2002, the Financial Accounting Standards Board issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Registrant believes that SFAS 146 will not have a significant impact on its financial position or results of operations.

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant’s most recent annual report on Form 10-K.

General

A Leasing Agent Agreement exists between the Registrant and the Leasing Company, whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Registrant. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Registrant’s containers to ocean carriers, and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Registrant, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. At June 30, 2002, 96% of the original equipment remained in the Registrant’s fleet, unchanged from December 31, 2001. The following chart summarizes the composition of the Registrant’s fleet (based on container type) at June 30, 2002.

	Dry Cargo			Refrigerated		Tank
	Containers			Containers		Containers

			40-Foot		40-Foot
	20-Foot	40-Foot	High-Cube	20-Foot	High-Cube	24,000-Liter

Containers on lease:
Master lease	11,454	2,857	1,020	247	1	74
Term lease (1-5 years)	8,514	3,131	646	170	97	110

Subtotal	19,968	5,988	1,666	417	98	184
Containers off lease	5,339	2,539	442	43	1	41

Total container fleet	25,307	8,527	2,108	460	99	225

	Dry Cargo						Refrigerated				Tank
	Containers						Containers				Containers

					40-Foot				40-Foot
	20-Foot		40-Foot		High-Cube		20-Foot		High-Cube		24,000-Liter

	Units	%	Units	%	Units	%	Units	%	Units	%	Units	%

Total purchases	26,446	100%	8,751	100%	2,179	100%	463	100%	100	100%	229	100%
Less disposals	1,139	4%	224	3%	71	3%	3	1%	1	1%	4	2%

Remaining fleet at June 30, 2002	25,307	96%	8,527	97%	2,108	97%	460	99%	99	99%	225	98%

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

At the end of 2001, the Registrant, CCC and the Leasing Company viewed this slowdown in new container production as having positive short and long-term affects for the container leasing industry. During the first six months of 2002, a general improvement in the world’s economic climate, combined with reduced funding for new container production, contributed to container shortfalls in many Asian locations and a corresponding increase in the demand for existing, older containers. The surge in demand experienced during the first six months of 2002 was a primary factor in reducing the off-hire container inventories primarily in Asia, and to a lesser extent Europe and North America. During the first six months of 2002, the average monthly utilization of the Registrant’s dry cargo fleet increased from 67% for December 2001 to 75% for June 2002. However, lease per-diem rates, which are influenced by new container prices and borrowing rates, continued to remain depressed. An improvement in lease per-diem rates is not expected until new container prices increase to much higher levels. The Registrant, CCC and the Leasing Company expect the current level of demand for cargo containers to continue into the third quarter of 2002; however, a moderate or slowly-developing economic recovery in the US and other world economies, as well as an increase in new container production, may temper the current demand for leased containers. The Leasing Company, on behalf of the Registrant, will seek to exploit the current demand for leased containers by

(Continued)

repositioning off-hire equipment to locations of greatest demand and by pursuing leasing opportunities through the Leasing Company’s global marketing network.

Despite recent improvements in container leasing market conditions, the effect of the slowdown in global economic conditions on the container leasing industry’s customers, the shipping lines, coupled with their acquisition of new, larger container ships, have created a condition of excess shipping capacity. The uncertainty over the financial strength of the shipping industry appears to favor the larger more established shipping lines. The Registrant, CCC and the Leasing Company continue to remain cautious, as some shipping lines have reported operating losses during 2002. The financial impact of such losses on the shipping lines may eventually influence the demand for leased containers as some shipping lines may experience additional financial difficulties, consolidate or become insolvent. Although the ultimate outcome, as well as its impact on the container leasing industry and the Registrant’s results of operations, is unknown, CCC, on behalf of the Registrant, will work closely with the Leasing Company to monitor outstanding receivables, collections, and credit exposure to various existing and new customers.

The Registrant’s average fleet size and utilization rates for the three and six-month periods ended June 30, 2002 and 2001 were as follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Average fleet size (measured in twenty-foot equivalent units (TEU))
Dry cargo containers	46,692	47,109	46,776	47,141
Refrigerated containers	658	660	658	660
Tank containers	225	225	225	225
Average Utilization
Dry cargo containers	74%	66%	71%	68%
Refrigerated containers	93%	91%	91%	92%
Tank containers	78%	83%	75%	80%

Although dry cargo container utilization levels increased from December 31, 2001 levels, many older dry cargo containers, including those of the Registrant, were leased under lower priced term leases. These term leases, combined with the market’s impact on short-term, master lease per-diem rates for dry cargo containers, contributed to an overall decline in the Registrant’s per-diem rates. Dry cargo container average per-diem rental rates for the three and six-month periods ended June 30, 2002 declined approximately 19% and 18%, when compared to the same periods in the prior year. Refrigerated per-diem rental rates continue to be impacted by lower new container prices and borrowing rates. Refrigerated container average per-diem rental rates for the three and six-month periods ended June 30, 2002 declined approximately 7% and 11% when compared to the same periods in the prior year. Tank container average per-diem rental rates for the three and six-month periods ended June 30, 2002 declined 11%, when compared to the same period in the prior year.

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

Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

Loss from operations for the three months ended June 30, 2002 was $419,226, as compared to $81,897 during the corresponding period of 2001. The decrease was primarily due to the net loss on disposal of equipment, as well as lower average per-diem rental rates.

(Continued)

Net lease revenue of $1,581,360 for the three months ended June 30, 2002 was $267,625 lower than in the corresponding period of 2001. The decrease was due to a $278,820 decline in gross rental revenue (a component of net lease revenue) from the same period in 2001. Gross rental revenue was impacted by lower average per-diem rental rates. Management fees and reimbursed administrative expenses, components of net lease revenue, were lower by $14,209 when compared to the corresponding period in 2001, partially offsetting the decline in gross lease revenue. Rental equipment operating expenses increased by $3,014 when compared to the corresponding period in 2001. Contributing to the increases in rental equipment operating expenses were increases in repositioning, handling, and repair and maintenance expenses, partially offset by a decrease in storage costs.

Depreciation expense of $1,880,542 for the three months ended June 30, 2002 was $41,614 higher than the same period in 2001. Effective June 1, 2001, the Registrant changed the estimated life of its rental container equipment from an estimated 12-year life to a 15-year life, and its estimated salvage value from 30% to 10% of original equipment cost. The cumulative effect of these changes was an increase in depreciation expense of approximately $58,800 for the three months ended June 30, 2002.

Other general and administrative expenses were $45,131 in the first quarter of 2002, compared to $91,923 in the corresponding period of 2001, representing a decrease of $46,792 or 50.9%. Contributing to this decrease were declines in professional fees and costs related to investor communications, partially offset by increases in net exchange rate losses.

Loss on disposal of equipment was a result of the Registrant disposing of 189 containers during the three-month period ended June 30, 2002, as compared to 39 containers during the same period in 2001. These disposals resulted in a loss of $74,913 for the three-month period ended June 30, 2002, as compared to a loss of $31 for the three-month period ended June 30, 2001. The Registrant believes that the net loss on container disposals in the three-month period ended June 30, 2002 was a result of various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods will also contribute to fluctuations in the net gain or loss on disposals.

Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

Income (loss) from operations for the six months ended June 30, 2002 was a loss of $800,652, as compared to income of $341,764 during the corresponding period of 2001. The decrease was primarily due to the cumulative effect of the impact of current market constraints on per-diem rental rates.

Net lease revenue of $3,149,630 for the six months ended June 30, 2002 was $1,018,427 lower than in the corresponding period of 2001. The decrease was primarily due to a $816,517 decline in gross rental revenue (a component of net lease revenue) from the same period in 2001. Gross rental revenue was impacted by the Registrant’s lower per-diem rental rates. Management fees and reimbursed administrative expenses, components of net lease revenue, were lower by $72,474 when compared to the corresponding period in 2001, partially offsetting the decline in gross lease revenue. Rental equipment operating expenses increased by $274,384 when compared to the corresponding period in 2001. Contributing to the increases in rental equipment operating expenses were increases in repositioning, handling, and repair and maintenance expenses, as well as the provision for doubtful accounts, partially offset by a decrease in storage costs.

Depreciation expense of $3,767,302 for the six months ended June 30, 2002 was $119,470 higher than the same period in 2001. Effective June 1, 2001, the Registrant changed the estimated life of its rental container equipment from an estimated 12-year life to a 15-year life, and its estimated salvage value from 30% to 10% of original equipment cost. The cumulative effect of these changes was an increase in depreciation expense of approximately $147,100 for the six months ended June 30, 2002.

Other general and administrative expenses were $99,510 in the first six months of 2002, compared to $179,975 in the corresponding period of 2001, representing a decrease of $80,465 or 44.7%. Contributing to this decrease were declines in net exchange rate losses, professional fees and costs related to investor communications.

(Continued)

Net (loss) gain on disposal of equipment was a result of the Registrant disposing of 299 containers during the six-month period ended June 30, 2002, as compared to 38 containers during the same period in 2001. These disposals resulted in a loss of $83,470 for the six-month period ended June 30, 2002, as compared to a gain of $1,514 for the six-month period ended June 30, 2001.

Liquidity and Capital Resources

Cash from Operating Activities: Net cash provided by operating activities was $2,973,649 and $4,266,283 during the first six months of 2002 and 2001, respectively, primarily generated from the billing and collections of net lease revenue.

Cash from Investing Activities: Net cash provided by investing activities during the six-month periods ending June 30, 2002 and 2001 included sales proceeds generated from the sale of rental equipment of $304,094 and $264,753, respectively.

Cash from Financing Activities: Net cash used in financing activities was $3,317,251 during the first six months of 2002 compared to $4,704,979 in the corresponding period of 2001. These amounts represent distributions to the Registrant’s general and limited partners. The Registrant’s fleet size, as well as current market conditions, may produce lower operating results and, consequently, lower distributions to its partners in subsequent periods. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

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

In June 2002, the Financial Accounting Standards Board issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Registrant believes that SFAS 146 will not have a significant impact on its financial position or results of operations.

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

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
No.	Description	Method of Filing

3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of December 15, 1993	*
3(b)	Certificate of Limited Partnership of the Registrant	**
10	Form of Leasing Agent Agreement with Cronos Containers Limited	***
99.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this document
99.2	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this document

(b)	Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2002.

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated December 17, 1993, included as part of Registration Statement on Form S-1 (No. 33-69356)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-69356)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-69356)

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

John Kallas Chief Financial Officer and Director of Cronos Capital Corp. (“CCC”) Principal Financial and Accounting Officer of CCC

Date: August 13, 2002

EXHIBIT INDEX

Exhibit
No.	Description	Method of Filing

3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of December 15, 1993	*
3(b)	Certificate of Limited Partnership of the Registrant	**
10	Form of Leasing Agent Agreement with Cronos Containers Limited	***
99.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this document
99.2	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this document

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated December 17, 1993, included as part of Registration Statement on Form S-1 (No. 33-69356)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-69356)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-69356)