Form 10-K
period 2002-12-31
CRONOS GLOBAL INCOME FUND XV LP
filed 2003-03-25
CIK 912605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2002

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from      to     .

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

UNITS OF LIMITED PARTNERSHIP INTERESTS

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] . [No].

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

CRONOS GLOBAL INCOME FUND XV, L.P.

Report on Form 10-K for the Fiscal Year
Ended December 31, 2002

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

     The general partner of the Registrant is Cronos Capital Corp. (“CCC”), a wholly-owned subsidiary of Cronos Holdings/Investments (U.S.), Inc., a Delaware corporation. These and other affiliated companies are ultimately wholly-owned by The Cronos Group, a holding company registered in Luxembourg (the “Parent Company”) and are collectively referred to as the “Group”. The activities of the container division of the Group are managed through the Group’s subsidiary in the United Kingdom, Cronos Containers Limited (the “Leasing Company”). The Leasing Company manages the leasing operations of all equipment owned by the Group on its own behalf or managed on behalf of other third-party container owners, including all programs organized by CCC.

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

     The Registrant derives revenues from dry cargo containers, refrigerated containers and tank containers. As of December 31, 2002, the Registrant operated 24,501 twenty-foot, 8,465 forty-foot and 2,097 forty-foot high-cube marine dry cargo containers, as well as 460 twenty-foot and 99 forty-foot high-cube refrigerated cargo containers, and 225 twenty-four thousand-liter tanks. A summary of gross lease revenue earned by the Leasing Company, on behalf of the Registrant, by product, for the years ended December 31, 2002, 2001 and 2000 follows:

	2002	2001	2000

Dry cargo containers	$10,521,020	$11,271,255	$13,591,916
Refrigerated containers	1,343,686	1,582,517	1,870,593
Tank containers	599,789	665,520	723,562

Total	$12,464,495	$13,519,292	$16,186,071

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

     No single sub-lessee of the Leasing Company contributed more than 10% of the Leasing Company’s rental revenue earned on behalf of the Registrant during 2002, 2001 and 2000.

(c)	Narrative Description of Business

     (c)(1)(i) A marine cargo container is a reusable metal container designed for the efficient carriage of cargo with a minimum of exposure to loss from damage or theft. Containers are manufactured to conform to worldwide standards of container dimensions and container ship fittings adopted by the International Standards Organization (“ISO”) in 1968. The standard container is either 20' long × 8' wide × 8'6'' high (one twenty-foot equivalent unit (“TEU”), the standard unit of physical measurement in the container industry) or 40' long × 8' wide × 8'6'' high (two TEU). Standardization of the construction, maintenance and handling of containers allows containers to be picked up, dropped off, stored and repaired efficiently throughout the world. This standardization is the foundation on which the container industry has developed.

     Standard dry cargo containers are rectangular boxes with no moving parts, other than doors, and are typically made of steel. They are constructed to carry a wide variety of cargoes ranging from heavy industrial raw materials to light-weight finished goods. Specialized containers such as refrigerated and tank containers are utilized for the transport of temperature-sensitive goods and for the carriage of liquid cargo. Cellular palletwide containers (“CPCs”) provide shipping lines with a container with extra width for the carriage of unitized or palletized cargoes. Dry cargo containers currently constitute approximately 88% (in TEU) of the worldwide container fleet. Refrigerated and tank containers currently constitute approximately 5% (in TEU) of the worldwide container fleet, with open-tops and other specialized containers constituting the remaining 7%.

     One of the primary benefits of containerization has been the ability of the shipping industry to effectively lower freight rates due to the efficiencies created by standardized intermodal containers. Containers can be handled much more efficiently than loose cargo and are typically shipped via several modes of transportation, including truck, rail and ship. Containers require loading and unloading only once and remain sealed until arrival at the final destination, significantly reducing transport time, labor and handling costs and losses due to damage and theft. Efficient movement of containerized cargo between ship and shore reduces the amount of time that a ship must spend in port and reduces the transit time of freight moves.

     The logistical advantages and reduced freight rates brought about by containerization have been major catalysts for world trade growth since the late 1960’s, resulting in an increased demand for containers. The world’s container fleet has grown from an estimated 270,000 TEU in 1969 to approximately 16 million TEU by the end of 2002.

     The container leasing business is cyclical, and depends largely upon the rate of growth in the volume of world trade. The container leasing industry has experienced cyclical downturns during the last sixteen years.

     Benefits of Leasing

     Leasing companies own approximately 44% of the world’s container fleet with the balance owned predominantly by shipping lines. Shipping lines, which traditionally operate on tight profit margins, often supplement their owned fleet of containers by leasing a portion of their equipment from container leasing companies and, in doing so, achieve the following financial and operational benefits:

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

     Types of Leases

     On behalf of the Registrant, the Leasing Company leases the Registrant’s containers primarily to shipping lines operating in major trade routes (see Item 1(d)). Most if not all of the Registrant’s marine dry cargo containers are leased pursuant to operating leases, whereby the containers are leased to the ocean carrier on a daily basis for any desired length of time, with the flexibility of picking up and dropping off containers at various agreed upon locations around the world. Some of the Registrant’s containers may be leased pursuant to term leases, which may have durations of one to five years. Specialized containers are generally leased on longer-term leases because the higher cost, value and complexity of this equipment makes it more expensive to redeliver and lease out.

•	Master lease. Master leases are short-term leases under which a customer reserves the right to lease a certain number of containers, as needed under a general agreement between the lessor and the lessee. Such leases provide customers with greater flexibility by allowing customers to pick up and drop off containers where and when needed, subject to restrictions and availability, on pre-agreed terms. The commercial terms of master leases are usually negotiated annually. Master leases also define the number of containers that may be returned within each calendar month, the return locations and applicable drop-off charges. Due to the increased flexibility they offer, master leases usually command higher per-diem rates and generate more ancillary fees (including pick-up, drop-off, handling and off-hire fees) than term leases. Master lease agreements have a duration of less than one year and include one-way, repositioning and round-trip leases. Ocean carriers generally use one-way leases to manage trade imbalances (where more containerized cargo moves in one direction than another) by picking up a container in one port and dropping it off at another location after one or more legs of a voyage.

•	Term lease. Term leases are for a fixed period of time and include both long and short-term commitments, with most extending from three to five years. Term lease agreements may contain early termination penalties that apply in the event of early redelivery. In most cases, however, equipment is not returned prior to the expiration of the lease. Term leases provide greater revenue stability to the lessor, but at lower lease rates than master leases. Ocean carriers use long-term leases when they have a need for identified containers for a specified term. They differ from master leases in that they define the number of containers to be leased and the lease term.

     The percentage of equipment on term leases as compared to master leases varies widely among leasing companies, depending upon each company’s strategy or margins, operating costs and cash flows.

     Lease rates depend on several factors including the type of lease, length of term, maintenance provided, type and age of the equipment, location and availability, and market conditions.

     The terms and conditions of the Leasing Company’s leases provide that customers are responsible for paying all taxes and service charges arising from container use, maintaining the containers in good and safe operating condition while on lease and paying for repairs, excluding ordinary wear and tear, upon redelivery. Some leases provide for a “damage protection plan” whereby lessees, for an additional payment (which may be in the form of a higher per-diem rate), are relieved of the responsibility of paying some of the repair costs upon redelivery of the containers. The Leasing Company provides this service to selected customers. Repairs provided under such plans are carried out by the same depots, under the same procedures, as are repairs to containers not covered by such plans. Customers also are required to insure leased containers against physical damage and loss, and against third party liability for loss, damage, bodily injury or death.

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

     Dry cargo containers are the most commonly used type of container in the shipping industry. The Registrant’s dry cargo container fleet is constructed of all Corten® steel (i.e., Corten® roofs, walls, doors and undercarriage), which is a high-tensile steel yielding greater damage and corrosion resistance than mild steel.

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

     The Registrant purchased its dry cargo containers from manufacturers in China, South Korea, Taiwan, Indonesia, India, Turkey, Italy, Hong Kong and the United Kingdom. The Registrant’s refrigerated containers were purchased mainly from Korean manufacturers. The majority of its refrigeration units were purchased from Carrier Transicold, the primary container refrigeration unit supplier in the United States. The Registrant’s tank containers were purchased mainly from United Kingdom manufacturers.

     As of December 31, 2002, the Registrant owned 24,501 twenty-foot, 8,465 forty-foot and 2,097 forty-foot high-cube marine dry cargo containers, as well as 460 twenty-foot and 99 forty-foot high-cube refrigerated cargo containers, and 225 twenty-four thousand-liter tanks. The following table sets forth the number of containers on lease, by container type and lease type as of December 31, 2002:

Number of
Containers on Lease

20-Foot Dry Cargo Containers:
Term Leases	8,566
Master Leases	12,130

Total on lease	20,696

40-Foot Dry Cargo Containers:
Term Leases	3,103
Master Leases	3,285

Total on lease	6,388

40-Foot High-Cube Dry Cargo Containers:
Term Leases	694
Master Leases	1,040

Total on lease	1,734

20-Foot Refrigerated Cargo Containers:
Term Leases	176
Master Leases	252

Total on lease	428

40-Foot High-Cube Refrigerated Cargo Containers:
Term Leases	97
Master Leases	2

Total on lease	99

24,000-Liter Tank Containers:
Term Leases	108
Master Leases	76

Total on lease	184

     The Leasing Company makes payments to the Registrant based upon rentals collected from customers after deducting certain operating expenses associated with the containers, such as the base management fee payable to the Leasing Company, certain expense reimbursements payable to CCC and the Leasing Company, the costs of maintenance and repairs not performed by lessees, independent agent fees and expenses, depot expenses for handling, inspection and storage, and additional insurance.

     Repair and Maintenance

     All containers are inspected and repaired when redelivered by customers, who are obligated to pay for all damage repair, excluding wear and tear, according to standardized industry guidelines. Some customers are relieved of the responsibility of paying some repair costs upon redelivery of containers, as described under “Description of Business – Lease Profile.” Depots in major port areas perform repair and maintenance that is verified by either independent surveyors or the Leasing Company’s technical and operations staff.

     Before any repair or refurbishment is authorized on older containers in the Registrant’s fleet, the Leasing Company’s technical and operations staff reviews the age, condition and type of container, and its suitability for continued leasing. The Leasing Company compares the cost of such repair or refurbishment with the prevailing market resale price that might be obtained for that container and makes the appropriate decision whether to repair or sell the container. The Leasing Company is authorized to make this decision on behalf of the Registrant and makes this decision by applying the same standards to the Registrant’s containers as to its own containers.

     Disposition of Used Containers

     The Leasing Company estimates that the period for which a container may be used as a leased marine cargo container ranges from 12 to 15 years. Tank containers may generally be used for 12 to 18 years. On behalf of the Registrant, the Leasing Company disposes of used containers in a worldwide market in which buyers include wholesalers, mini-storage operations, construction companies and others. Although a used refrigerated container will command a higher price than a used dry cargo container, a dry cargo container will achieve a higher percentage of its original price. The market for used containers generally depends on new container prices, the quantity of containers targeted for disposal and the overall lease market for containers at a particular location. As the Registrant’s fleet ages, a larger proportion of its revenue and cash flow may be derived from selling its containers.

     Operations

     The Registrant’s container sales and marketing operations are conducted through the Leasing Company in the United Kingdom, with support provided by area offices and dedicated agents located in San Francisco; New Jersey; Antwerp; Genoa; Gothenburg; Hamburg; Singapore; Hong Kong; Sydney; Tokyo; Taipei; Seoul; Rio de Janeiro; Shanghai and Madras.

     The Leasing Company also maintains agency relationships with approximately 20 independent agents around the world, who are generally paid a commission based upon the amount of revenues generated in the region or the number of containers that are leased from their area. The agents are located in jurisdictions where the volume of the Leasing Company’s business necessitates a presence in the area but is not sufficient to justify a fully-functioning Leasing Company office or dedicated agent. Agents provide marketing support to the area offices covering the region, together with limited operational support.

     In addition, the Leasing Company relies on the services of approximately 300 independently-owned and operated depots around the world to inspect, repair, maintain and store containers while off-hire. The Leasing Company’s area offices authorize all container movements into and out of the depot and supervise all repairs and maintenance performed by the depot. The Leasing Company’s technical staff sets the standards for repair of its owned and managed fleet throughout the world and monitors the quality of depot repair work. The depots provide a vital link to the Leasing Company’s operations, as the redelivery of a container into a depot is the point at which the container is off-hired from one customer and repaired in preparation for re-leasing to the next customer.

     The Leasing Company’s global network is integrated with its computer system and provides 24-hour communication between offices, agents and depots. The system allows the Leasing Company to manage and control the Registrant’s fleet on a global basis, providing it with the responsiveness and flexibility necessary to service the master lease market effectively. This system is an integral part of the Leasing Company’s service, as it processes information received from the various offices, generates billings to the Leasing Company’s lessees and produces a wide range of reports on all aspects of the Leasing Company’s leasing activities. The system records the life history of each container, including the length of time on and off lease and repair costs, as well as port activity trends, leasing activity and equipment data per customer. The operations and marketing data is fully interfaced with the finance and accounting system to provide revenue, cost and asset information to management and staff around the world.

     Insurance

     The Leasing Company’s lease agreements typically require lessees to obtain insurance to cover all risks of physical damage and loss of the equipment under lease, as well as public liability and property damage insurance. However, the precise nature and amount of the insurance carried by each ocean carrier varies from lessee to lessee. In addition, the Registrant has purchased secondary insurance effective in the event that a lessee fails to have adequate primary coverage. This insurance covers liability arising out of bodily injury and/or property damage as a result of the ownership and operation of the containers, as well as insurance against loss or damage to the containers, loss of lease revenue in certain cases and cost of container recovery and repair in the event that a customer goes into bankruptcy. The Registrant believes that the nature and the amounts of its insurance are customary in the container leasing industry and subject to standard industry deductions and exclusions.

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

     (c)(1)(vii) For the year ended December 31, 2002, no single sub-lessee of the Leasing Company accounted for more than 10% of the Leasing Company’s rental income earned on behalf of the Registrant. The Registrant does not believe that its ongoing business is dependent upon a single customer, although the loss of one or more of its largest customers could have an adverse effect upon its business.

     (c)(1)(viii) Inapplicable.

     (c)(1)(ix) Inapplicable.

     (c)(1)(x) Competition among container leasing companies is based upon several factors, including the location and availability of inventory, lease rates, the type, quality and condition of the containers, the quality and flexibility of the service offered and the professional relationship between the customer and the lessor. Other factors include the speed with which a leasing company can prepare its containers for lease and the ease with which a lessee believes it can do business with a lessor or its local area office. Not all container leasing companies compete in the same market, as some supply only dry cargo containers and not specialized containers. In addition to dry cargo containers, refrigerated containers and tanks, the Leasing Company supplies a wide range of dry freight special containers.

     The Leasing Company, on behalf of the Registrant, competes with various container leasing companies in the markets in which it conducts business. Mergers and acquisitions have been a feature of the container leasing industry for over a decade and the leasing market is essentially comprised of three distinct groups: the very large (in TEU terms) companies, GE SeaCo, Textainer Group, Transamerica Leasing, Triton Container International Ltd. and Interpool Inc., who between them, with fleets of around 1 million TEU each in mid-2002, control approximately two thirds of the total leased fleet; a middle tier of companies possessing fleets in the 200,000 to 500,000 TEU range; and the smaller more specialized fleet operators. In recent years, several major leasing companies, as well as numerous smaller ones, have been acquired by competitors. The Leasing Company believes that the current trend toward consolidation in the container leasing industry will continue, up to a point. There appears to be an upper limit to the size of the optimum fleet, beyond which dis-economies of scale and/or barriers against further market share development become apparent. Furthermore, ocean carriers have a tendency to support a number of lessors simultaneously in order to maximize competition and increase the number of available locations for redelivery of containers. Economies of scale, worldwide operations, diversity, size of fleet and financial strength are increasingly important to the successful operation of a container leasing business. Additionally, as containerization continues to grow, and as regions such as China, South America and the Indian sub-continent generate an increasing volume of containerized cargo, customers may demand more flexibility from leasing companies regarding per-diem rates, pick-up and drop-off locations, and the availability of containers.

     In recent years, the Leasing Company and other lessors have developed certain internet-based applications. For the Leasing Company, these applications allow customers access to make on-line product inquiries. The Leasing Company is continuing to develop this side of its business and will introduce other internet options as soon as suitable applications are identified.

     Some of the Leasing Company’s competitors have greater financial resources than the Leasing Company and may be more capable of offering lower per diem rates on a larger fleet. In the Leasing Company’s experience, however, ocean carriers will generally lease containers from more than one leasing company in order to minimize dependence on a single supplier. Furthermore, by having as many suppliers as possible, the carrier is able to maximize the number of off-hires and off-hire locations available, as typically each supplier may limit the number of containers that can be off-hired by location. The advantage to the carrier is that this prevents the carrier from being burdened with an excess number of off-hired containers, which incur both storage and per diem charges, in a low demand market.

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

     (c)(1)(xiii) The Registrant, as a limited partnership, is managed by CCC, the general partner, and accordingly does not itself have any employees. At February 28, 2003, CCC had 11 employees, consisting of 3 officers, 5 other managers and 3 clerical and staff personnel.

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

Item 2. Properties

     As of December 31, 2002, the Registrant owned 24,501 twenty-foot, 8,465 forty-foot and 2,097 forty-foot high-cube marine dry cargo containers, as well as 460 twenty-foot and 99 forty-foot high-cube refrigerated cargo containers, and 225 twenty-four thousand-liter tanks, suitable for transporting cargo by rail, sea or highway. The average age, manufacturers’ invoice cost and estimated useful life of the Registrant’s containers as of December 31, 2002 was as follows:

	Estimated
	Useful Life	Average Age	Average Cost

20-Foot Dry Cargo Containers	12-15 years	8 years	$2,471
40-Foot Dry Cargo Containers	12-15 years	8 years	$3,971
40-Foot High-Cube Dry Cargo Containers	12-15 years	7 years	$4,033
20-Foot Refrigerated Cargo Containers	12-15 years	8 years	$21,201
40-Foot High-Cube Refrigerated Cargo Containers	12-15 years	9 years	$24,245
24,000-Liter Tanks	12-18 years	8 years	$25,360

     Utilization by lessees of the Registrant’s containers fluctuates over time depending on the supply of and demand for containers in the Registrant’s inventory locations. During 2002, utilization of the dry cargo and refrigerated container fleet averaged 75% and 92% respectively. Utilization of the tank container fleet averaged 79%.

     During 2002, the Registrant disposed of 1,044 twenty-foot, 107 forty-foot and 27 forty-foot high-cube marine dry cargo containers at an average net loss of $495 per container.

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

(a)(1)(ii)	Inapplicable.

(a)(1)(iii)	Inapplicable.

(a)(1)(iv)	Inapplicable.

(a)(1)(v)	Inapplicable.

(a)(2)	Inapplicable.

(b)	Holders

Number of Unit Holders
(b)(1)	Title of Class	as of December 31, 2002

	Units of limited partnership interests	8,085

       (c)      Dividends

       Inapplicable. For the distributions made by the Registrant to its limited partners, see Item 6, “Selected Financial Data.”

Item 6. Selected Financial Data

	Year Ended December 31,

	2002	2001	2000	1999	1998

Net lease revenue	$7,046,605	$7,581,717	$10,272,079	$9,652,424	$12,551,660
Net (loss) income	$(1,181,748)	$(48,308)	$3,167,590	$2,364,087	$5,470,220
Net (loss) income per unit of limited partnership interest	$(0.16)	$(0.05)	$0.37	$0.25	$0.68
Cash distributions per unit of limited partnership interest	$0.92	$1.14	$1.31	$1.63	$1.65
At year-end:
Total assets	$71,296,872	$79,389,081	$88,017,878	$94,699,419	$104,568,280
Partners’ capital	$71,296,872	$79,389,081	$88,017,878	$94,699,419	$104,568,280

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

     From inception through February 28, 2003, the Registrant has distributed $83,754,867 in cash from operations, and $893,945 in cash from container sales proceeds to its limited partners, or 59% of the limited partners’ original invested capital. Distributions are paid monthly based primarily on each quarter’s cash flow from operations. Monthly distributions are also affected by periodic increases or decreases to working capital reserves, as deemed appropriate by the general partner.

     At December 31, 2002, the Registrant had $4,379,512 in cash and cash equivalents, an increase of $667,425 and $252,707 from the cash balances at December 31, 2001 and 2000, respectively. The Registrant invests its working capital, as well as cash flows from operations and the sale of containers that have not yet been distributed to CCC or its limited partners in money market funds.

     Cash from Operating Activities: Net cash provided by operating activities was $6,714,548 and $7,708,141 during 2002 and 2001, respectively, primarily generated from the billing and collection of net lease revenue.

     Cash from Investing Activities: Net cash provided by investing activities during 2002 was comprised of $863,338 in proceeds generated from the sale of rental equipment.

     Cash from Financing Activities: Net cash used in financing activities was $6,910,461 during 2002 compared to $8,580,490 during 2001. These amounts represent distributions to the Registrant’s general and limited partners.

Results of Operations

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

     A Leasing Agent Agreement (“Agreement”) exists between the Registrant and the Leasing Company, whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Registrant. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Registrant’s containers to ocean carriers, and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Registrant, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. At December 31, 2002, 94% of the original equipment remained in the Registrant’s fleet, as compared to 97% at December 31, 2001. The following chart summarizes the composition of the Registrant’s fleet (based on container type) at December 31, 2002.

	Dry Cargo			Refrigerated		Tank
	Containers			Containers		Containers

			40-Foot		40-Foot
	20-Foot	40-Foot	High-Cube	20-Foot	High-Cube	24,000-Liter

Containers on lease:
Master lease	12,130	3,285	1,040	252	2	76
Term lease (1-5 years)	8,566	3,103	694	176	97	108

Subtotal	20,696	6,388	1,734	428	99	184
Containers off lease	3,805	2,077	363	32	—	41

Total container fleet	24,501	8,465	2,097	460	99	225

	Dry Cargo						Refrigerated				Tank
	Containers						Containers				Containers

					40-Foot
	20-Foot		40-Foot		High-Cube		20-Foot		40-Foot		24,000-Liter

	Units	%	Units	%	Units	%	Units	%	Units	%	Units	%

Total purchases	26,446	100%	8,751	100%	2,179	100%	463	100%	100	100%	229	100%
Less disposals	1,945	7%	286	3%	82	4%	3	1%	1	1%	4	2%

Remaining fleet at December 31, 2002	24,501	93%	8,465	97%	2,097	96%	460	99%	99	99%	225	98%

Improved market conditions for all container types and the implementation of several Leasing Company marketing initiatives during 2002 resulted in a 46% reduction in the Registrant’s off-hire container inventories. Utilization increased from 67% at the beginning of the year to 81% at December 31, 2002.

     Over the past two years, the slowdown and uneven recovery in the global economy has led to reduced levels of capital available for new container investment. The lower levels of new container production during 2001 and the first half of 2002 addressed, to some extent, the problems of container over-supply created by the higher levels of new container production achieved during 1999 and 2000. As a result, demand increased for the existing container fleets of leasing companies and shipping lines, including the Registrant’s containers. During 2002, the surge in demand for existing containers contributed to reducing off-hire inventories primarily in Asia, and to a lesser extent Europe and North America. In many parts of Asia and particularly in the south eastern ports, the demand for cargo containers exceeded available supplies. To exploit such opportunities, the Leasing Company repositioned off-hire equipment to locations of greatest demand and pursued leasing opportunities through its global network of marketing resources.

     The Registrant’s average fleet size and utilization rates for the years ended December 31, 2002, 2001 and 2000 were as follows:

	2002	2001	2000

Fleet size (measured in twenty-foot equivalent units (TEU))
Dry cargo containers	46,497	47,079	46,894
Refrigerated containers	658	659	660
Tank containers	225	225	226
Average utilization rates
Dry cargo containers	75%	67%	76%
Refrigerated containers	92%	92%	96%
Tank containers	79%	80%	78%

     Since December 2001, the combined per diem rate for the Registrant’s fleet of dry cargo containers declined by approximately 16%. Most of this decline occurred in the first three months of 2002 and is attributable to three main factors:

1.	Per diem rental rates decreased in correlation with the reduction of new container prices and interest rate levels;

2.	The Leasing Company converted lease agreements with certain shipping lines from master to long-term lease, providing greater revenue stability but at lower lease rates than those earned under master leases; and,

3.	The Leasing Company initiated new long term leases for older equipment resulting in lower per diem rates, while significantly reducing off-hire container inventory levels.

     An improvement in lease per-diem rates is not expected until new container prices increase to much higher levels. The effect of the reduction in per diem rates, combined with the decline in the Registrant’s fleet size, contributed to a reduction in gross rental revenue (a component of net lease revenue), but also contributed to significantly lower direct operating expenses due to the reduction in storage and other inventory related costs.

     The demand for cargo containers has continued into early 2003. However, wide-ranging concerns remain about waning consumer confidence within the world’s economies, a rise in oil prices, weak global stock markets, geopolitical concerns arising from uncertainties with Iraq and North Korea, as well as an increase in new container production, which may temper the current demand for leased containers.

     Despite recent improvements in container leasing market conditions, the effect of the sporadic global economic recovery on the container leasing industry’s customers, the shipping lines, coupled with their acquisition of new, larger container ships, has created a condition of excess shipping capacity. The uncertainty over the financial strength of the shipping industry appears to favor the larger more established shipping lines. The Registrant, CCC and the Leasing Company continue to remain cautious, as some shipping lines have reported operating losses during 2002. The financial impact of such losses on these shipping lines may eventually influence the demand for leased containers as some shipping lines may experience additional financial difficulties, consolidate or become insolvent. Although the ultimate outcome, as well as its impact on the container leasing industry and the Registrant’s results of operations, is unknown, CCC, on behalf of the Registrant, will work closely with the Leasing Company to monitor outstanding receivables, collections, and credit exposure to various existing and new customers.

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

     Net lease revenue was $7,046,605 for the year ended December 31, 2002 compared to $7,581,717 for the prior year. The decrease was due to a $1,054,797 decline in gross rental revenue partially offset by a $436,927 decrease in rental equipment operating expenses from the year ended December 31, 2001. Gross rental revenue was impacted by lower per-diem rental rates and smaller size fleet. The decrease in direct operating expense was attributable to the Registrant’s higher utilization rate in 2002, and its impact on activity based expenses such as storage and handling. Other components of net lease revenue, including management fees, and reimbursed administrative expenses, were lower by a combined $82,758 when compared to 2001, and partially offset the decline in gross lease revenue. This decline was attributable to the operating performance of the Registrant’s fleet.

     Depreciation expense of $7,494,889 in 2002 was $60,286 greater than in 2001. Effective June 1, 2001, the Registrant changed the estimated life of its rental container equipment from an estimated 12-year life to a 15-year life, and its estimated salvage value from 30% to 10% of original equipment cost. The effect of these changes was an increase in depreciation expense of approximately $147,000 for 2002.

     Other general and administrative expenses were $191,094 in 2002, a decrease of $103,404 of 35% when compared to 2001. Contributing to this decrease were declines in professional fees, costs related to investor communications, and net exchange rate losses.

     Net loss on disposal of equipment was a result of the Registrant’s disposal of 1,178 containers in 2002, as compared to 225 containers during 2001. These disposals resulted in a net loss of $582,786 for 2002, compared to a net loss of $35,926 for 2001. The Registrant believes that the net loss on container disposals in 2002 was a result of various factors, including the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods will also contribute to fluctuations in the net gain or loss on disposals.

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

     Depreciation expense of $7,434,603 in 2001 was $140,691 greater than 2000. Effective June 1, 2001, the Registrant changed the estimated life of its rental container equipment from an estimated 12 year life to a 15 year life, and its estimated salvage value from 30% to 10% of original equipment cost. The effect of these changes was an increase in depreciation expense of approximately $208,000 in the year 2001.

     Other general and administrative expenses increased to $294,498 in 2001, from $179,242 in 2000. Contributing to this increase were professional fees and costs related to investor communications, and net exchange rate losses.

     Net (loss) gain on disposal of equipment was a result of the Registrant disposing of 225 containers during 2001, as compared to 293 containers during 2000. These disposals resulted in a net loss of $35,926 for 2001, as compared to a net gain of $182,478 for 2000. The Registrant believes that the net loss on container disposals in 2001 was a result of various factors including the age, condition, suitability for continued leasing, as well as the geographic location of the containers when disposed.

Critical Accounting Policies

     Container equipment – depreciable lives: Container rental equipment is depreciated over a useful life of 15 years to a residual value of 10%. The Registrant re-evaluates the period of amortization and residual values to determine whether subsequent events and circumstances warrant revised estimates of useful lives and residual values.

     Container equipment – valuation: The Registrant reviews container rental equipment when changes in circumstances require consideration as to whether the carrying value of the equipment has become impaired, pursuant to guidance established in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Registrant considers assets to be impaired if the carrying value of the asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges). When impairment is deemed to exist, the assets are written down to fair value or projected discounted cash flows from related operations. The Registrant periodically evaluates future cash flows and potential impairment of its fleet by container type rather than for each individual container. Therefore, future losses could result for individual container dispositions due to various factors including age, condition, suitability for continued leasing, as well as geographic location of the containers where disposed. Considerable judgment is required in estimating future cash flows from container rental equipment operations. Accordingly, the estimates may not be indicative of the amounts that may be realized in future periods. As additional information becomes available in subsequent periods, reserves for the impairment of the container rental equipment carrying values may be necessary based upon changes in market and economic conditions.

New Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. The Registrant does not consider the provisions of SFAS 146 to have any effect on its financial position or results of operations.

Inflation

     The Registrant believes inflation has not had a material adverse effect on the results of its operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Exchange rate risk: Substantially all of the Registrant’s revenues are billed and paid in US dollars, and a significant portion of costs are billed and paid in US dollars. The Leasing Company believes that the proportion of US dollar revenues may decrease in future years, reflecting a more diversified customer base and lease portfolio. Of the remaining costs, the majority are individually small, unpredictable and incurred in various denominations and thus are not suitable for cost effective hedging.

     The Leasing Company may hedge a portion of the expenses that are predictable and are principally in UK pounds sterling. As exchange rates are outside of the control of the Registrant and Leasing Company, there can be no assurance that such fluctuations will not adversely affect its results of operations and financial condition.

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

The Partners
Cronos Global Income Fund XV, L.P.

We have audited the accompanying balance sheets of Cronos Global Income Fund XV, L.P. (the “Partnership”) as of December 31, 2002 and 2001, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

San Francisco, California
February 14, 2003

CRONOS GLOBAL INCOME FUND XV, L.P.

Balance Sheets

December 31, 2002 and 2001

	2002	2001

Assets
Current assets:
Cash and cash equivalents, includes $3,647,895 in 2002 and $3,697,086 in 2001 in interest-bearing accounts (note 3)	$4,379,512	$3,712,087
Net lease receivables due from Leasing Company (notes 1 and 4)	1,346,604	1,004,796

Total current assets	5,726,116	4,716,883

Container rental equipment, at cost	120,475,826	123,512,650
Less accumulated depreciation	54,905,070	48,840,452

Net container rental equipment (note 1)	65,570,756	74,672,198

Total assets	$71,296,872	$79,389,081

Partners’ Capital
Partners’ capital (deficit):
General partner	$(422,478)	$(85,604)
Limited partners (note 8)	71,719,350	79,474,685

Total partners’ capital	$71,296,872	$79,389,081

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XV, L.P.

Statements of Operations

For the years ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Net lease revenue (notes 1 and 6)	$7,046,605	$7,581,717	$10,272,079
Other operating (expenses) income:
Depreciation (note 1)	(7,494,889)	(7,434,603)	(7,293,912)
Other general and administrative expenses	(191,094)	(294,498)	(179,242)
Net (loss) gain on disposal of equipment	(582,786)	(35,926)	182,478

	(8,268,769)	(7,765,027)	(7,290,676)

(Loss) income from operations	(1,222,164)	(183,310)	2,981,403
Other income:
Interest income	40,416	135,002	186,187

Net (loss) income	$(1,181,748)	$(48,308)	$3,167,590

Allocation of net (loss) income:
General partner	$(11,817)	$329,493	$538,510
Limited partners	(1,169,931)	(377,801)	2,629,080

	$(1,181,748)	$(48,308)	$3,167,590

Limited partners’ per unit share of net (loss) income	$(0.16)	$(0.05)	$0.37

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XV, L.P.

Statements of Partners’ Capital

For the years ended December 31, 2001, 2000 and 1999

	Limited	General
	Partners	Partner	Total

Balances at January 1, 2000	$94,744,792	$(45,373)	$94,699,419
Net income	2,629,080	538,510	3,167,590
Cash distributions	(9,356,678)	(492,453)	(9,849,131)

Balances at December 31, 2000	88,017,194	684	88,017,878
Net (loss) income	(377,801)	329,493	(48,308)
Cash distributions	(8,164,708)	(415,781)	(8,580,489)

Balances at December 31, 2001	79,474,685	(85,604)	79,389,081
Net loss	(1,169,931)	(11,817)	(1,181,748)
Cash distributions	(6,585,404)	(325,057)	(6,910,461)

Balances at December 31, 2002	$71,719,350	$(422,478)	$71,296,872

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XV, L.P.

Statements of Cash Flows

For the years ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Cash flows from operating activities:
Net (loss) income	$(1,181,748)	$(48,308)	$3,167,590
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation	7,494,889	7,434,603	7,293,912
Net loss (gain) on disposal of equipment	582,786	35,926	(182,478)
(Increase) decrease in net lease receivables due from Leasing Company	(181,379)	285,920	923,797

Total adjustments	7,896,296	7,756,449	8,035,231

Net cash provided by operating activities	6,714,548	7,708,141	11,202,821

Cash flows from investing activities:
Proceeds from sale of container rental equipment	863,338	457,631	523,453
Purchases of container rental equipment	—	—	(918,561)
Acquisition fees paid to general partner	—	—	(45,928)

Net cash provided by (used in) investing activities	863,338	457,631	(441,036)

Cash flows from financing activities Distributions to partners	(6,910,461)	(8,580,490)	(9,849,131)

Net increase (decrease) in cash and cash equivalents	667,425	(414,718)	912,654
Cash and cash equivalents at beginning of year	3,712,087	4,126,805	3,214,151

Cash and cash equivalents at end of year	$4,379,512	$3,712,087	$4,126,805

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XV, L.P.

Notes to Financial Statements

December 31, 2002, 2001 and 2000

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

The most significant estimates included within the financial statements are the container rental equipment estimated useful lives and residual values, and the estimate of future cash flows from container rental equipment operations, used to determine the adequacy of the carrying value of container rental equipment in accordance with SFAS No. 144. Considerable judgment is required in estimating future cash flows from container rental equipment operations. Accordingly, the estimates may not be indicative of the amounts that may be realized in future periods. As additional information becomes available in subsequent periods, reserves for the impairment of the container rental equipment carrying values may be necessary based upon changes in market and economic conditions.

CRONOS GLOBAL INCOME FUND XV, L.P.

Notes to Financial Statements

(f)	Allocation of Net Income or Loss and Partnership Distributions

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

(g)	Acquisition Fees

Pursuant to the Partnership Agreement, acquisition fees paid to CCC are based on 5% of the equipment purchase price. These fees are capitalized and included in the cost of the container rental equipment.

(h)	Container Rental Equipment

Container rental equipment is depreciated using the straight-line method. Depreciation policies are also evaluated to determine whether subsequent events and circumstances warrant revised estimates of useful lives. Effective June 1, 2001, the estimated depreciable life was changed from a twelve-year life to a fifteen-year life and the estimated salvage value was changed from 30% to 10% of the original equipment cost. The effect of these changes is an increase to depreciation expense of approximately $147,000 and $208,000 for 2002 and 2001, respectively.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was adopted by the Partnership effective January 1, 2002, without a significant impact on its financial statements. In accordance with SFAS No. 144, container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis is prepared each quarter projecting future cash flows from container rental equipment operations. Current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size and container disposals are the primary variables utilized by the analysis. Additionally, the Partnership evaluates future cash flows and potential impairment by container type rather than for each individual container, and as a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges to the carrying value of container rental equipment during 2002, 2001 and 2000.

(i)	Income Taxes

The Partnership is not subject to income taxes, consequently no provision for income taxes has been made. The Partnership files federal and state annual information tax returns, prepared on the accrual basis of accounting. Taxable income or loss is reportable by the partners individually.

CRONOS GLOBAL INCOME FUND XV, L.P.

Notes to Financial Statements

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

(k)	New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, (SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. The Registrant does not consider the provisions of SFAS 146 to have any effect on its financial position or results of operations.

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

The Partnership derives revenues from dry cargo containers, refrigerated containers and tank containers. As of December 31, 2002, the Partnership owned 24,501 twenty-foot 8,465 forty-foot and 2,097 forty-foot high-cube marine dry cargo containers, as well as 460 twenty-foot and 99 forty-foot high-cube refrigerated cargo containers, and 225 twenty-four thousand-liter tanks. A summary of gross lease revenue earned by the Leasing Company, on behalf of the Partnership, by product, for the years ended December 31, 2002, 2001 and 2000 follows:

	2002	2001	2000

Dry cargo containers	$10,521,020	$11,271,255	$13,591,916
Refrigerated containers	1,343,686	1,582,517	1,870,593
Tank containers	599,789	665,520	723,562

Total	$12,464,495	$13,519,292	$16,186,071

Due to the Partnership’s lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, it is impracticable to provide the geographic area information required by SFAS No. 131.

No single sub-lessee of the Leasing Company contributed more than 10% of the Leasing Company’s rental revenue earned on behalf of the Partnership during 2002, 2001 and 2000.

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

CRONOS GLOBAL INCOME FUND XV, L.P.

Notes to Financial Statements

(4)	Net Lease Receivables Due from Leasing Company

Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership as well as proceeds earned from container disposals. Net lease receivables at December 31, 2002 and 2001 were as follows:

	December 31,	December 31,
	2002	2001

Gross lease receivables	$2,726,745	$2,753,136
Less:
Direct operating payables and accrued expenses	762,191	1,129,209
Damage protection reserve (note 5)	149,189	102,469
Base management fees payable	157,222	191,144
Reimbursed administrative expenses	60,727	59,478
Allowance for doubtful accounts	250,812	266,040

Net lease receivables	$1,346,604	$1,004,796

(5)	Damage Protection Plan

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

Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the years ended December 31, 2002, 2001 and 2000 was as follows:

	2002	2001	2000

Rental revenue	$12,464,495	$13,519,292	$16,186,071
Less:
Rental equipment operating expenses	3,857,704	4,294,631	3,964,939
Base management fees (note 7)	851,979	927,711	1,110,439
Reimbursed administrative expenses (note 7):
Salaries	497,295	481,289	564,094
Other payroll related expenses	54,386	48,818	51,484
General and administrative expenses	156,526	185,126	223,036

Net lease revenue	$7,046,605	$7,581,717	$10,272,079

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

	2002	2001	2000

Base management fees	$851,979	$927,711	$1,110,439
Reimbursed administrative expenses	708,207	715,233	838,614

	$1,560,186	$1,642,944	$1,949,053

(8)	Limited Partners’ Capital

Cash distributions made to the limited partners during 2002, 2001 and 2000 included distributions of proceeds from equipment sales in the amount of $506,568, $327,781 and $ 0, respectively. These distributions, as well as cash distributions from operations, are used in determining “Adjusted Capital Contributions” as defined by the Partnership Agreement.

The limited partners’ per unit share of capital at December 31, 2002, 2001 and 2000 was $10, $11, and $12, respectively. This is calculated by dividing the limited partners’ capital at the end of each year by 7,151,569 the total number of limited partnership units.

Item 9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     Inapplicable.

PART III

Item 10.      Directors and Executive Officers of the Registrant

     The Registrant, as such, has no officers or directors, but is managed by CCC, the general partner. The officers and directors of CCC at February 28, 2003, are as follows:

Name	Office

Dennis J. Tietz	President, Chief Executive Officer and Director

John Kallas	Vice President, Chief Financial Officer and Director

Elinor A. Wexler	Vice President/Administration, Secretary and Director

John M. Foy	Director

     Dennis J. Tietz         Mr. Tietz, 50, as President and Chief Executive Officer, is responsible for the general management of CCC. Mr. Tietz was appointed Chief Executive Officer of The Cronos Group, indirect corporate parent of CCC, in December 1998 and elected Chairman of the Board in March 1999. Mr. Tietz is also President and a director of Cronos Securities Corp. From 1986 until August 1992, Mr. Tietz was responsible for the organization, marketing and after-market support of CCC’s investment programs. Mr. Tietz was a regional manager for CCC, responsible for various container leasing activities in the U.S. and Europe from 1981 to 1986. Prior to joining CCC in December 1981, Mr. Tietz was employed by Trans Ocean Leasing Corporation as Regional Manager based in Houston, with responsibility for all leasing and operational activities in the U.S. Gulf.

     Mr. Tietz holds a B.S. degree in Business Administration from San Jose State University and is a Registered Securities Principal with the NASD.

     John Kallas            Mr. Kallas, 40, was elected Vice President, Chief Financial Officer of CCC in November, 2000. Mr. Kallas also joined the Board of Directors of CCC in November, 2000. Mr. Kallas has been employed by CCC since 1989, and is responsible for managed container investment programs, treasury, and CCC’s financial operations. Mr. Kallas has held various accounting positions since joining Cronos including Controller, Director of Accounting and Corporate Accounting Manager. From 1985 to 1989, Mr. Kallas was an accountant with KPMG Peat Marwick, San Francisco.

     Mr. Kallas holds a Masters degree in Finance and Business Administration from St. Mary’s College, a B.S. degree in Business Administration/Accounting from the University of San Francisco and is a certified public accountant.

     Elinor A. Wexler    Ms. Wexler, 54, was elected Vice President - Administration and Secretary of CCC in August 1992. Ms. Wexler joined the Board of Directors of CCC in June 1997. Ms. Wexler has been employed by CCC since 1987, and is responsible for investor services, compliance and securities registration. From 1983 to 1987, Ms. Wexler was Manager of Investor Services for The Robert A. McNeil Corporation, a real estate syndication company, in San Mateo, California. From 1971 to 1983, Ms. Wexler held various positions, including securities trader and international research editor, with Nikko Securities Co., International, based in San Francisco.

     Ms. Wexler attended the University of Oregon, Portland State University and the Hebrew University of Jerusalem, Israel. Ms. Wexler is also Vice President and Secretary of Cronos Securities Corp. and a Registered Principal with the NASD.

     John M. Foy       Mr. Foy, 57, was elected to the Board of Directors of CCC in April 1999. See key management personnel of the Leasing Company for further information.

     The key management personnel of the Leasing Company and its affiliates at February 28, 2003, were as follows:

Name	Title

Peter J. Younger	Chief Operating Officer/Chief Financial Officer

John M. Foy	Senior Vice President/Americas

Nico Sciacovelli	Senior Vice President/Europe, Middle East and Africa

John C. Kirby	Senior Vice President/Operations

     Peter J. Younger       Mr. Younger, 46, was elected to the Board of Directors of The Cronos Group on January 13, 2000. Mr. Younger will serve as a director until the 2004 annual meeting and his successor is elected and takes office. Mr. Younger was appointed as Chief Operating Officer of The Cronos Group on August 4, 2000, and its Chief Financial Officer in March 1997. From 1991 to 1997, Mr. Younger served as Vice President of Finance for the Leasing Company, located in the UK. From 1987 to 1991 Mr. Younger served as Vice President and Controller for CCC in San Francisco. Prior to 1987, Mr. Younger was a certified public accountant and a principal with the accounting firm of Johnson, Glaze and Co. in Salem, Oregon. Mr. Younger holds a B.S. degree in Business Administration from Western Baptist College, Salem, Oregon.

     John M. Foy       Mr. Foy, 57, is directly responsible for the Leasing Company’s lease marketing and operations in North America, Central America, and South America, and is based in San Francisco. From 1985 to 1993, Mr. Foy was Vice President/Pacific with responsibility for dry cargo container lease marketing and operations in the Pacific Basin. From 1977 to 1985 Mr. Foy was Vice President of Marketing for Nautilus Leasing Services in San Francisco with responsibility for worldwide leasing activities. From 1974 to 1977, Mr. Foy was Regional Manager for Flexi-Van Leasing, a container lessor, with responsibility for container leasing activities in the Western United States. Mr. Foy holds a B.A. degree in Political Science from University of the Pacific, and a Bachelor of Foreign Trade from Thunderbird Graduate School of International Management.

     Nico Sciacovelli       Mr. Sciacovelli, 53, was elected Senior Vice President - Europe, Middle East and Africa in June 1997. Mr. Sciacovelli is directly responsible for the Leasing Company’s lease marketing and operations in Europe, the Middle East and Africa and is based in Italy. Since joining Cronos in 1983, Mr. Sciacovelli served as Area Director and Area Manager for Southern Europe. Prior to joining Cronos, Mr. Sciacovelli was a Sales Manager at Interpool Ltd.

     John C. Kirby       Mr. Kirby, 49, is responsible for container purchasing, contract and billing administration, container repairs and leasing-related systems, and is based in the United Kingdom. Mr. Kirby joined CCC in 1985 as European Technical Manager and advanced to Director of European Operations in 1986, a position he held with CCC, and later the Leasing Company, until his promotion to Senior Vice President/Operations of the Leasing Company in 1992. From 1982 to 1985, Mr. Kirby was employed by CLOU Containers, a container leasing company, as Technical Manager based in Hamburg, Germany. Mr. Kirby acquired a professional engineering qualification from the Mid-Essex Technical College in England.

Section 16(a) Beneficial Ownership Reporting Compliance

     The Registrant has followed the practice of reporting acquisitions and dispositions of the Registrant’s units of limited partnership interests by CCC, its general partner. As CCC did not acquire or dispose of any of the Registrant’s units of limited partnership interests during the fiscal year ended December 31, 2002, no reports of beneficial ownership under Section 16(a) of the Securities Exchange Act of 1934, as amended, were filed with the SEC.

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

     The following table sets forth the fees the Registrant paid (on a cash basis) to CCC or the Leasing Company (“CCL”) for the year ended December 31, 2002.

			Cash Fees and
	Name	Description	Distributions

1)	CCL	Base management fees - equal to 7% of gross lease revenues attributable to operating leases pursuant to Section 4.3 of the Limited Partnership Agreement	$885,900
2)	CCC	Reimbursed administrative expenses equal to the costs expended by CCC and it’s affiliates for services necessary to the prudent operation of the Registrant pursuant to Section 4.4 of the Limited Partnership Agreement	$97,703
	CCL		$609,256
3)	CCC	Interest in Fund - 5% of distributions of distributable cash for any quarter pursuant to Section 6.1 of the Limited Partnership Agreement	$325,057

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

     The Registrant’s only transactions with management and other related parties during 2002 were limited to those fees paid or amounts committed to be paid (on an annual basis) to CCC, the general partner, and its affiliates. See Item 11, “Executive Compensation,” herein.

(b)	Certain Business Relationships

     Inapplicable.

(c)	Indebtedness of Management

     Inapplicable.

(d)	Transactions with Promoters

     Inapplicable.

Item 14.      Controls and Procedures

     The principal executive and principal financial officers of CCC have evaluated the disclosure controls and procedures of the Registrant within 90 days prior to the filing of this annual report. As used herein, the term “disclosure controls and procedures” has the meaning given to the term by Rule 13a-14 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), and includes the controls and other procedures of the Registrant that are designed to ensure that information required to be disclosed by the Registrant in the reports that it files with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon their evaluation, the principal executive and principal financial officers of CCC have concluded that the Registrant’s disclosure controls and procedures provide reasonable assurance that the information required to be disclosed by the Registrant in this report is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms applicable to the preparation of this report.

     There have been no significant changes in the Registrant’s internal controls or in other factors that could significantly affect the Registrant’s internal controls subsequent to the evaluation described above conducted by CCC’s principal executive and financial officers.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

		Page

(a)1.	Financial Statements
	Independent Auditors’ Report	18
(a)2.	The following financial statements of the Registrant are included in Part II, Item 8:
	Balance Sheets – as of December 31, 2002 and 2001	19
	Statements of Operations – for the years ended December 31, 2002, 2001 and 2000	20
	Statements of Partners’ Capital – for the years ended December 31, 2002, 2001 and 2000	21
	Statements of Cash Flows – for the years ended December 31, 2002, 2001 and 2000	22
	Notes to Financial Statements	23

     All schedules are omitted as the information is not required or the information is included in the financial statements or notes thereto.

(a)3. Exhibits

Exhibit
No.	Description	Method of Filing

3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of September 12, 1988	*

3(b)	Certificate of Limited Partnership of the Registrant	**

10	Form of Leasing Agent Agreement with Cronos Containers Limited	***

99.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	****

99.2	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	****

(b)	Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 2002.

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated September 12, 1988, included as part of Registration Statement on Form S-1 (No. 33-23321)

**	Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (No. 33-23321)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-42697)

****	These two certifications, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, are not deemed to be “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

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

Date: March 25, 2003

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Cronos Capital Corp., the managing general partner of the Registrant, in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dennis J. Tietz Dennis J. Tietz	President and Director of Cronos Capital Corp. (“CCC”) (Principal Executive Officer of CCC)	March 25, 2003

/s/ John Kallas John Kallas	Chief Financial Officer and Director of Cronos Capital Corp. (“CCC”) (Principal Financial and Accounting Officer of CCC)	March 25, 2003

/s/ Elinor A. Wexler Elinor A. Wexler	Vice President-Administration, Secretary and Director of Cronos Capital Corp.	March 25, 2003

Supplemental Information

     The Registrant’s annual report will be furnished to its limited partners on or about April 30, 2003. Copies of the annual report will be concurrently furnished to the Commission for information purposes only, and shall not be deemed to be filed with the Commission.

Cronos Global Income Fund XV

CERTIFICATIONS

(Exchange Act Rule 13a-14)

     I, Dennis J. Tietz, certify that:

     1. I have reviewed this annual report on Form 10-K of Cronos Global Income Fund XV (the “Registrant”);

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4. The other certifying officer of Cronos Capital Corp. (“CCC”), the General Partner of the Registrant, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to us by others within CCC, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. CCC’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the Board of Directors of CCC:

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

     6. CCC’s other certifying officer of CCC and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/ DENNIS J TIETZ

Dennis J Tietz
President and Chief Executive Officer of CCC

Cronos Global Income Fund XV

CERTIFICATIONS
(Exchange Act Rule 13a-14)

     I, John Kallas, certify that:

     1. I have reviewed this annual report on Form 10-K of Cronos Global Income Fund XV (the “Registrant”);

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4. The other certifying officer of Cronos Capital Corp. (“CCC”), the General Partner of the Registrant, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to us by others within CCC, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. CCC’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the Board of Directors of CCC:

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

     6. CCC’s other certifying officer of CCC and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/ JOHN KALLAS

John Kallas
Chief Financial Officer of CCC

Exhibit Index

Exhibit
No	Description	Method of Filing

3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of September 12, 1988	*

3(b)	Certificate of Limited Partnership of the Registrant	**

10	Form of Leasing Agent Agreement with Cronos Containers Limited	***

99.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	****

99.2	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	****

(b)	Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 2002.

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated September 12, 1988, included as part of Registration Statement on Form S-1 (No. 33-23321)

**	Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (No. 33-23321)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-42697)

****	These two certifications, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, are not deemed to be “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.