Form 10-Q
period 2003-03-31
CRONOS GLOBAL INCOME FUND XV LP
filed 2003-05-14
CIK 912605

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-23886

CRONOS GLOBAL INCOME FUND XV, L.P.

(Exact name of registrant as specified in its charter)

California	94-3186624
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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
Ended March 31, 2003

		PAGE

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements
	Balance Sheets — March 31, 2003 (unaudited) and December 31, 2002	4
	Statements of Operations for the three months ended March 31, 2003 and 2002 (unaudited)	5
	Statements of Cash Flows for the three months ended March 31, 2003 and 2002 (unaudited)	6
	Notes to Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	14
PART II — OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	15

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Presented herein are the Registrant’s balance sheets as of March 31, 2003 and December 31, 2002, statements of operations for the three months ended March 31, 2003 and 2002, and statements of cash flows for the three months ended March 31, 2003 and 2002.

CRONOS GLOBAL INCOME FUND XV, L.P.

Balance Sheets

(Unaudited)

	March 31,	December 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents, includes $4,125,550 at March 31, 2003 and $3,697,086 at December 31, 2002 in interest-bearing accounts	$4,666,434	$4,379,512
Net lease receivables due from Leasing Company (notes 1 and 2)	1,270,403	1,346,604

Total current assets	5,936,837	5,726,116

Container rental equipment, at cost	119,434,263	120,475,826
Less accumulated depreciation	(56,227,144)	(54,905,070)

Net container rental equipment	63,207,119	65,570,756

Total assets	$69,143,956	$71,296,872

Partners’ Capital
Partners’ capital (deficit):
General partner	$(444,734)	$(422,478)
Limited partners	69,588,690	71,719,350

Total partners’ capital	$69,143,956	$71,296,872

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XV, L.P.

Statements of Operations

(Unaudited)

	Three Months Ended

	March 31,	March 31,
	2003	2002

Net lease revenue (notes 1 and 3)	$2,015,881	$1,568,271
Other operating expenses:
Depreciation	1,833,035	1,886,760
Other general and administrative expenses	52,933	54,379
Net loss on disposal of equipment	169,108	8,557

Loss from operations	(39,195)	(381,425)
Other income:
Interest income	6,530	11,725

Net loss	$(32,665)	$(369,700)

Allocation of net loss:
General partner	$71,716	$(3,697)
Limited partners	(104,381)	(366,003)

	$(32,665)	$(369,700)

Limited partners’ per unit share of net loss	$(0.01)	$(0.05)

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XV, L.P.

Statements of Cash Flows

(Unaudited)

	Three Months Ended

	March 31,	March 31,
	2003	2002

Net cash provided by operating activities	$2,052,627	$1,532,058
Cash provided by investing activities:
Proceeds from disposal of equipment	354,546	129,893
Cash used in financing activities:
Distribution to partners	(2,120,251)	(1,689,993)

Net increase (decrease) in cash and cash equivalents	286,922	(28,042)
Cash and cash equivalents at January 1	4,379,512	3,712,087

Cash and cash equivalents at March 31	$4,666,434	$3,684,045

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis is prepared each quarter projecting future cash flows from container rental equipment operations. Current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size and container disposals are the primary variables utilized by the analysis. Additionally, the Partnership evaluates future cash flows and potential impairment by container type rather than for each individual container, and as a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges to the carrying value of container rental equipment for the three-month periods ended March 31, 2003 and 2002.

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

(2)	Net Lease Receivables Due from Leasing Company

Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership, as well as proceeds earned from container disposals. Net lease receivables at March 31, 2003 and December 31, 2002 were as follows:

	March 31,	December 31,
	2003	2002

Gross lease receivables	$2,641,097	$2,726,745
Less:
Direct operating payables and accrued expenses	720,083	762,191
Damage protection reserve	111,452	149,189
Base management fees	158,103	157,222
Reimbursed administrative expenses	54,204	60,727
Allowance for doubtful accounts	326,852	250,812

Net lease receivables	$1,270,403	$1,346,604

(Continued)

CRONOS GLOBAL INCOME FUND XV, L.P.

Notes to Unaudited Financial Statements

(3)	Net Lease Revenue

Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three-month periods ended March 31, 2003 and 2002 were as follows:

	Three Months Ended

	March 31,	March 31,
	2003	2002

Rental revenue (note 4)	$3,118,189	$3,100,693
Less:
Rental equipment operating expenses	721,200	1,154,393
Base management fees	212,421	208,306
Reimbursed administrative expenses	168,687	169,723

Net lease revenue	$2,015,881	$1,568,271

(4)	Operating Segment

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

The Partnership derives its revenues from leasing marine cargo containers. As of March 31, 2003, the Partnership operated 24,303 twenty-foot, 8,343 forty-foot and 2,084 forty-foot high-cube marine dry cargo containers, 460 twenty-foot and 99 forty-foot high-cube refrigerated cargo containers, and 224 twenty-four thousand-liter tanks. A summary of gross lease revenue, by product, for the three and three-month periods ended March 31, 2003 and 2002 follows:

	Three Months Ended

	March 31,	March 31,
	2003	2002

Dry cargo containers	$2,631,486	$2,619,903
Refrigerated containers	337,006	342,804
Tank containers	149,697	137,986

Total	$3,118,189	$3,100,693

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

General

A Leasing Agent Agreement exists between the Registrant and the Leasing Company, whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Registrant. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Registrant’s containers to ocean carriers, and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Registrant, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. At March 31, 2003, 93% of the original equipment remained in the Registrant’s fleet, as compared to 94% at December 31, 2002. The following chart summarizes the composition of the Registrant’s fleet (based on container type) at March 31, 2003.

	Dry Cargo			Refrigerated		Tank
	Containers			Containers		Containers

			40-Foot		40-Foot
	20-Foot	40-Foot	High-Cube	20-Foot	High-Cube	24,000-Liter

Containers on lease:
Master lease	11,457	3,195	998	255	2	80
Term lease (1-5 years)	8,872	3,162	696	171	97	113

Subtotal	20,329	6,357	1,694	426	99	193
Containers off lease	3,974	1,986	390	34	—	31

Total container fleet	24,303	8,343	2,084	460	99	224

	Dry Cargo						Refrigerated				Tank
	Containers						Containers				Containers

					40-Foot				40-Foot
	20-Foot		40-Foot		High-Cube		20-Foot		High-Cube		24,000-Liter

	Units	%	Units	%	Units	%	Units	%	Units	%	Units	%

Total purchases	26,446	100%	8,751	100%	2,179	100%	463	100%	100	100%	229	100%
Less disposals	2,143	8%	408	5%	95	4%	3	1%	1	1%	5	2%

Remaining fleet at March 31, 2003	24,303	92%	8,343	95%	2,084	96%	460	99%	99	99%	224	98%

The favorable market conditions that existed at the end of 2002 continued through the first quarter of 2003, allowing the Registrant to maintain a high level of utilization for its containers. At March 31, 2003, the Registrant’s utilization measured 81%, unchanged from December 31, 2002.

Commencing with the later half of 2002 and continuing through the first quarter of 2003, the demand for leased containers contributed to reducing off-hire inventories primarily in Asia, and to a lesser extent Europe and North America. In many parts of Asia and particularly in the south eastern ports, the demand for cargo containers exceeded available supplies. The recent strong demand for leased containers is primarily attributable to shipping lines purchasing fewer containers for their own account due to recent operating losses and requirements to deploy capital within other parts of their business. As a result, shipping lines have strategically made the decision to employ leased containers to meet their container requirements. The demand created by these market conditions has also resulted in the shipping lines’ diminishing discrimination against leasing older containers, a condition that exists during periods of surplus container supply. Additionally, the slowdown and uneven recovery in the global economy during the 2001-2002 period led to reduced levels of capital available for new container investment. The lower levels of new container production during 2001 and the first half of 2002 addressed, to some extent, the problems of container over-supply created by the higher levels of new container production achieved during 1999 and 2000.

(Continued)

Although the shipping lines’ recent trend to lease containers in lieu of purchasing them directly has created favorable market conditions for container lessors, the uncertainty over the financial strength of the shipping industry remains a concern. Current conditions appear to favor the larger more established shipping lines. The Registrant, CCC and the Leasing Company continue to remain cautious, as some shipping lines reported operating losses during 2002, while others have recently become insolvent. The financial impact of such losses for these shipping lines may eventually influence the demand for leased containers as some shipping lines may experience additional financial difficulties, consolidate or become insolvent. Although the ultimate outcome, as well as its impact on the container leasing industry and the Registrant’s results of operations, is unknown, CCC, on behalf of the Registrant, will work closely with the Leasing Company to monitor outstanding receivables, collections, and credit exposure to various existing and new customers.

Lastly, wide-ranging concerns remain regarding recovery of the world’s major economies, the level of oil prices, performance of global stock markets, geopolitical concerns arising from uncertainties within the Middle East and Asia, as well as a recent increase in new container production, all of which may temper the current demand for leased containers.

The Registrant’s average fleet size and utilization rates for the three-month periods ended March 31, 2003 and 2002 were as follows:

	Three Months Ended

	March 31,	March 31,
	2003	2002

Average fleet size (measured in twenty-foot equivalent units (TEU))
Dry cargo containers	45,386	46,868
Refrigerated containers	658	658
Tank containers	224	225
Average Utilization
Dry cargo containers	81%	68%
Refrigerated containers	94%	90%
Tank containers	82%	73%

Since December 2001, the combined per diem rate for the Registrant’s fleet of dry cargo containers declined by approximately 11%. Most of this decline occurred in the first three months of 2002 and is attributable to three main factors:

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

Although per-diem rental rates have declined over the last 24 months to their current levels, slight increases in new container prices and an increase in demand for leased containers have resulted in the stabilization of per-diem rental rates since the second half of 2002. A significant improvement in lease per-diem rates is not expected until new container prices increase to much higher levels.

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

(Continued)

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

Net lease revenue of $2,015,881 for the three months ended March 31, 2003 was $447,610 higher than in the corresponding period of 2002. The increase was due to a $433,193 decline in rental equipment operating expenses. Rental equipment operating expenses declined as a result of higher combined utilization rates and its impact on activity related expenses such as storage and handling costs, as well as reductions in repositioning, and repair and maintenance expenses. These expense reductions were partially offset by an increase in the provision for doubtful accounts.

Depreciation expense of $1,833,035 for the three months ended March 31, 2003 was $53,725 lower than the same period in 2002, due to a declining fleet size.

Other general and administrative expenses were $52,933 in the first quarter of 2003, compared to $54,379 in the corresponding period of 2002, representing a decrease of $1,466 or 3%. Contributing to this decrease were declines in costs related to investor communications, partially offset by increases in professional fees.

Loss on disposal of equipment was a result of the Registrant disposing of 334 containers during the three-month period ended March 31, 2003, as compared to 110 containers during the same period in 2002. These disposals resulted in a loss of $169,108 for the three-month period ended March 31, 2003, as compared to $8,557 for the three-month period ended March 31, 2002. The Registrant believes that the net loss on container disposals in the three-month period ended March 31, 2003 was a result of various factors including the volume of disposed containers, age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods will also contribute to fluctuations in the net gain or loss on disposals.

Liquidity and Capital Resources

Cash from Operating Activities: Net cash provided by operating activities was $2,052,627 and $1,532,058 during the first three months of 2003 and 2002, respectively, primarily generated from the billing and collection of net lease revenue.

Cash from Investing Activities: Net cash provided by investing activities during the three-month periods ending March 31, 2003 and 2002 included sales proceeds generated from the sale of rental equipment of $354,546 and $129,893, respectively.

Cash from Financing Activities: Net cash used in financing activities was $2,120,251 during the first three months of 2003 compared to $1,689,993 in the corresponding period of 2002. These amounts represent distributions to the Registrant’s general and limited partners. The Registrant’s fleet size, as well as current market conditions, may produce lower operating results and, consequently, lower distributions to its partners in subsequent periods. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

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

(Continued)

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

PART II — OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
No.	Description	Method of Filing

3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of December 15, 1993	*

3(b)	Certificate of Limited Partnership of the Registrant	**

10	Form of Leasing Agent Agreement with Cronos Containers Limited	***

99	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this document ****

(b)	Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2003.

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated December 17, 1993, included as part of Registration Statement on Form S-1 (No. 33-69356)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-69356)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-69356)

****	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not deemed to be “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

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

Date: May 14, 2003

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

Date: May 14, 2003

/s/ DENNIS J. TIETZ Dennis J. Tietz President of CCC (Chief Executive Officer)

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

Date: May 14, 2003

/s/ JOHN KALLAS John Kallas Vice President and Chief Financial Officer of CCC

EXHIBIT INDEX

Exhibit
No.	Description	Method of Filing

3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of December 15, 1993	*

3(b)	Certificate of Limited Partnership of the Registrant	**

10	Form of Leasing Agent Agreement with Cronos Containers Limited	***

99	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this document ****

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated December 17, 1993, included as part of Registration Statement on Form S-1 (No. 33-69356)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-69356)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-69356)

****	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not deemed to be “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.