Form 10-Q
period 2003-06-30
CRONOS GLOBAL INCOME FUND XV LP
filed 2003-08-12
CIK 912605

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-23886

CRONOS GLOBAL INCOME FUND XV, L.P.
(Exact name of registrant as specified in its charter)

California	94-3186624
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Front Street, Suite 925, San Francisco, California 94111
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

CRONOS GLOBAL INCOME FUND XV, L.P.

Report on Form 10-Q for the Quarterly Period
Ended June 30, 2003

		PAGE

PART I -	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets — June 30, 2003 (unaudited) and December 31, 2002	4

	Statements of Operations for the three and six months ended June 30, 2003 and 2002 (unaudited)	5

	Statements of Cash Flows for the six months ended June 30, 2003 and 2002 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II -	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	16

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Presented herein are the Registrant’s balance sheets as of June 30, 2003 and December 31, 2002, statements of operations for the three and six months ended June 30, 2003 and 2002, and statements of cash flows for the six months ended June 30, 2003 and 2002.

CRONOS GLOBAL INCOME FUND XV, L.P.

Balance Sheets

(Unaudited)

	June 30,	December 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents, includes $3,834,774 at June 30, 2003 and
$3,697,086 at December 31, 2002 in interest-bearing accounts	$4,390,718	$4,379,512
Net lease receivables due from Leasing Company
(notes 1 and 2)	850,909	1,346,604

Total current assets	5,241,627	5,726,116

Container rental equipment, at cost	118,950,936	120,475,826
Less accumulated depreciation	(57,807,979)	(54,905,070)

Net container rental equipment	61,142,957	65,570,756

Total assets	$66,384,584	$71,296,872

Partners’ Capital
Partners’ capital (deficit):
General partner	$(625,924)	$(422,478)
Limited partners	67,010,508	71,719,350

Total partners’ capital	$66,384,584	$71,296,872

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XV, L.P.

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Net lease revenue (notes 1 and 3)	$1,544,590	$1,581,360	$3,560,470	$3,149,630
Other operating expenses:
Depreciation	1,823,946	1,880,542	3,656,981	3,767,302
Other general and administrative expenses	52,811	45,131	105,744	99,510
Net loss on disposal of equipment	32,830	74,913	201,938	83,470

Loss from operations	(364,997)	(419,226)	(404,193)	(800,652)
Other income:
Interest income	5,640	10,322	12,170	22,047

Net loss	$(359,357)	$(408,904)	$(392,023)	$(778,605)

Allocation of net loss:
General partner	$(75,636)	$(4,088)	$(3,921)	$(7,786)
Limited partners	(283,721)	(404,816)	(388,102)	(770,819)

	$(359,357)	$408,904	$(392,023)	$778,605

Limited partners’ per unit share of net loss	$(0.04)	$(0.06)	$(0.05)	$(0.11)

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XV, L.P.

Statements of Cash Flows

(Unaudited)

	Six Months Ended

	June 30,	June 30,
	2003	2002

Net cash provided by operating activities	$3,851,491	$2,973,649
Cash provided by investing activities:
Proceeds from disposal of equipment	679,980	304,094
Cash used in financing activities:
Distribution to partners	(4,520,265)	(3,317,251)

Net increase (decrease) in cash and cash equivalents	11,206	(39,508)
Cash and cash equivalents at January 1	4,379,512	3,712,087

Cash and cash equivalents at June 30	$4,390,718	$3,672,579

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis is prepared each quarter projecting future cash flows from container rental equipment operations. Current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size and container disposals are the primary variables utilized by the analysis. Additionally, the Partnership evaluates future cash flows and potential impairment by container type rather than for each individual container, and as a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges to the carrying value of container rental equipment for the six-month periods ended June 30, 2003 and 2002.

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

(2)	Net Lease Receivables Due from Leasing Company

Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership, as well as proceeds earned from container disposals. Net lease receivables at June 30, 2003 and December 31, 2002 were as follows:

	June 30,	December 31,
	2003	2002

Gross lease receivables	$2,496,570	$2,726,745
Less:
Direct operating payables and accrued expenses	963,331	762,191
Damage protection reserve	176,129	149,189
Base management fees	154,708	157,222
Reimbursed administrative expenses	57,281	60,727
Allowance for doubtful accounts	294,212	250,812

Net lease receivables	$850,909	$1,346,604

(Continued)

CRONOS GLOBAL INCOME FUND XV, L.P.

Notes to Unaudited Financial Statements

(3)	Net Lease Revenue

Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 2003 and 2002 were as follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Rental revenue (note 4)	$3,020,800	$3,069,545	$6,138,988	$6,170,238
Less:
Rental equipment operating expenses	1,088,807	1,100,939	1,810,008	2,255,332
Base management fees	211,759	212,219	424,179	420,525
Reimbursed administrative expenses	175,644	175,027	344,331	344,751

Net lease revenue	$1,544,590	$1,581,360	$3,560,470	$3,149,630

(4)	Operating Segment

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

The Partnership derives its revenues from leasing marine cargo containers. As of June 30, 2003, the Partnership operated 24,149 twenty-foot, 8,325 forty-foot and 2,081 forty-foot high-cube marine dry cargo containers, 459 twenty-foot and 99 forty-foot high-cube refrigerated cargo containers, and 224 twenty-four thousand-liter tanks. A summary of gross lease revenue, by product, for the three and six-month periods ended June 30, 2003 and 2002 follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Dry cargo containers	$2,531,164	$2,592,589	$5,162,651	$5,212,492
Refrigerated containers	331,124	334,056	668,130	676,860
Tank containers	158,512	142,900	308,207	280,886

Total	$3,020,800	$3,069,545	$6,138,988	$6,170,238

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

General

A Leasing Agent Agreement exists between the Registrant and the Leasing Company, whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Registrant. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Registrant’s containers to ocean carriers, and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Registrant, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. At June 30, 2003, 93% of the original equipment remained in the Registrant’s fleet, as compared to 94% at December 31, 2002. The following chart summarizes the composition of the Registrant’s fleet (based on container type) at June 30, 2003.

	Dry Cargo			Refrigerated		Tank
	Containers			Containers		Containers

			40-Foot		40-Foot
	20-Foot	40-Foot	High-Cube	20-Foot	High-Cube	24,000-Liter

Containers on lease:
Master lease	11,516	3,117	1,066	245	2	76
Term lease (1-5 years)	8,766	3,199	725	167	97	113

Subtotal	20,282	6,316	1,791	412	99	189
Containers off lease	3,867	2,009	290	47	—	35

Total container fleet	24,149	8,325	2,081	459	99	224

	Dry Cargo						Refrigerated				Tank
	Containers						Containers				Containers

					40-Foot				40-Foot
	20-Foot		40-Foot		High-Cube		20-Foot		High-Cube		24,000-Liter

	Units	%	Units	%	Units	%	Units	%	Units	%	Units	%

Total purchases	26,446	100%	8,751	100%	2,179	100%	463	100%	100	100%	229	100%
Less disposals	2,297	9%	426	5%	98	4%	4	1%	1	1%	5	2%

Remaining fleet at
June 30, 2003	24,149	91%	8,325	95%	2,081	96%	459	91%	99	99%	224	98%

The favorable market conditions that existed at the end of 2002 continued through the first six months of 2003, allowing the Registrant to maintain a high level of utilization for its containers. At June 30, 2003, the Registrant’s utilization for dry cargo containers measured 82%, as compared to 81% at December 31, 2002.

Commencing with the later half of 2002 and continuing through the first six months of 2003, the demand for leased containers by the global container shipping industry has contributed to reducing off-hire inventories primarily in Asia, and to a lesser extent Europe and North America. In many parts of Asia and particularly in the south eastern ports, the demand for cargo containers continued to exceed available supplies. The continued strong demand for leased containers is primarily attributable to a favorable shipping market during 2003, combined with shipping lines purchasing fewer containers for their own account due to recent operating losses and requirements to deploy capital within other parts of their business. As a result, shipping lines have strategically made the decision to employ leased containers to meet their container requirements. However, in response to a favorable shipping market, there are indications of an increased willingness by the shipping lines to purchase and finance the acquisition of new containers at higher levels in the near future, which may impact the demand for leased containers.

The favorable shipping market conditions have also resulted in the shipping lines’ diminishing discrimination against leasing older containers, a condition that exists during periods of surplus container supply. The slowdown and uneven recovery in the global economy during the 2001-2002 period led to reduced levels of capital available for new container investment. The lower levels of new container production during 2001 and the first half of 2002 addressed, to some extent,

(Continued)

the problems of container over-supply created by the higher levels of new container production achieved during 1999 and 2000. A favorable 2003 shipping market, combined with the current shortfall of containers, is expected to result in an increase in the production of new containers during 2003, in comparison to 2002 and 2001 production levels. However, new container production is expected to remain below the record container production levels achieved during 2000. The ultimate impact of the industry’s increase in new container production on the Registrant’s operations is not immediately known, however, new container availability may reduce the demand for the Registrant’s older containers.

Although favorable market conditions for container lessors currently exists, the uncertainty over the financial strength of the shipping industry remains a concern. Current conditions appear to favor the larger more established shipping lines, which have witnessed strong recoveries in their performance. The Registrant, CCC and the Leasing Company continue to remain cautious, as some shipping lines reported operating losses during 2002, while others have recently become insolvent during the first half of 2003. The financial impact of such losses for these shipping lines may eventually influence the demand for leased containers as some shipping lines may experience additional financial difficulties, consolidate or become insolvent. Although the ultimate outcome, as well as its impact on the container leasing industry and the Registrant’s results of operations, is unknown, CCC, on behalf of the Registrant, will work closely with the Leasing Company to monitor outstanding receivables, collections, and credit exposure to various existing and new customers.

Lastly, wide-ranging concerns remain regarding recovery of the world’s major economies, performance of global stock markets, geopolitical concerns arising from uncertainties within the Middle East and Asia, as well as the recent increase in new container production, all of which may temper the current demand for leased containers.

The Registrant’s average fleet size and utilization rates for the three and six-month periods ended June 30, 2003 and 2002 were as follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Average fleet size (measured in twenty-foot
equivalent units (TEU))
Dry cargo containers	45,081	46,692	45,237	46,776
Refrigerated containers	658	658	658	658
Tank containers	224	225	224	225
Average Utilization
Dry cargo containers	81%	74%	81%	71%
Refrigerated containers	93%	93%	94%	91%
Tank containers	85%	78%	83%	75%

Since the beginning of 2002, the combined per-diem rate for the Registrant’s fleet of dry cargo containers declined by approximately 12%. Most of this decline occurred in the first six months of 2002 and is attributable to three main factors:

1.	Per-diem rental rates decreased in correlation with the reduction of new container prices and interest rate levels;

2.	The Leasing Company converted lease agreements with certain shipping lines from master to long-term lease, providing greater revenue stability but at lower lease rates than those earned under master leases; and,

3.	The Leasing Company initiated new long-term leases for older equipment resulting in lower per-diem rates, while significantly reducing off-hire container inventory levels.

Although per-diem rental rates have declined over the last 18 months to their current levels, slight increases in new container prices and an increase in demand for leased containers have resulted in the stabilization of per-diem rental rates since the second half of 2002. A significant improvement in lease per-diem rates is not expected until new container prices increase too much higher levels.

(Continued)

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

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

Net lease revenue of $1,544,590 for the three months ended June 30, 2003 was $36,770 lower than in the corresponding period of 2002. The decrease was due to a $48,745 decline in gross rental revenue (a component of net lease revenue) from the same period of 2002. Gross rental revenue was impacted by lower per-diem rates. Rental equipment operating expenses declined by $12,132 when compared to the corresponding period of 2002. Contributing to the decline in rental operating expenses were decreases in handling and storage costs, reflecting improved on-hire volumes and the sale of certain older equipment, offset by an increase of $104,073 in costs for repositioning equipment from low demand locations to markets of higher demand.

Depreciation expense of $1,823,946 for the three months ended June 30, 2003 was $56,596 lower than the same period in 2002, a direct result of the Registrant’s declining fleet size.

Other general and administrative expenses were $52,811 in the second quarter of 2003, compared to $45,131 in the corresponding period of 2002, representing an increase of $7,680 or 17%. Contributing to this increase were costs related to investor communications, and professional fees.

Loss on disposal of equipment was a result of the Registrant disposing of 176 containers during the three-month period ended June 30, 2003, as compared to 189 containers during the same period in 2002. These disposals resulted in a loss of $32,830 for the three-month period ended June 30, 2003, as compared to $74,913 for the three-month period ended June 30, 2002. The Registrant believes that the net loss on container disposals in the three-month period ended June 30, 2003 was a result of various factors including the volume of disposed containers, age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods will also contribute to fluctuations in the net gain or loss on disposals. There were no reductions to the carrying value of container rental equipment during the three-month periods ended June 30, 2003 and 2003.

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

Net lease revenue of $3,560,470 for the six months ended June 30, 2003 was $410,840 lower than in the corresponding period of 2002. The decrease was primarily due to a $445,325 decline in rental equipment operating expenses. Contributing to the decreases in rental equipment operating expenses were decreases in handling, storage, and repair and maintenance costs, reflecting improved on-hire volumes and the sale of certain older equipment. Such costs were partially offset by an increase in the provision for doubtful accounts.

Depreciation expense of $3,656,981 for the six months ended June 30, 2003 was $110,321 lower than the same period in 2002, a direct result of the Registrant’s declining fleet size.

Other general and administrative expenses were $105,744 in the first six months of 2003, compared to $99,510 in the corresponding period of 2002, representing an increase of $6,234 or 6%.

Net loss on disposal of equipment was a result of the Registrant disposing of 510 containers during the six-month period ended June 30, 2003, as compared to 299 containers during the same period in 2002. These disposals resulted in a loss of $201,938 for the six-month period ended June 30, 2003, as compared to $83,470 for the six-month period ended June 30, 2002. There were no reductions to the carrying value of container rental equipment during the six-month periods ended June 30, 2003 and 2003.

(Continued)

Liquidity and Capital Resources

Cash from Operating Activities: Net cash provided by operating activities was $3,851,491 and $2,973,649 during the first six months of 2003 and 2002, respectively, primarily generated from the billing and collection of net lease revenue.

Cash from Investing Activities: Net cash provided by investing activities during the six-month periods ending June 30, 2003 and 2002 included sales proceeds generated from the sale of rental equipment of $679,980 and $304,094, respectively.

Cash from Financing Activities: Net cash used in financing activities was $4,520,265 during the first six months of 2003 compared to $3,317,251 in the corresponding period of 2002. These amounts represent distributions to the Registrant’s general and limited partners. The Registrant’s fleet size, as well as current market conditions, may produce lower operating results and, consequently, lower distributions to its partners in subsequent periods. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

Capital Resources

Aside from the initial working capital reserve retained from the gross subscription proceeds (equal to approximately 1% of such proceeds), the Registrant relied primarily on container rental receipts to generate distributions to its general and limited partners, as well as to finance current operating needs. No credit lines are maintained to finance working capital.

Critical Accounting Policies

Container equipment — depreciable lives: Container rental equipment is depreciated over a useful life of 15 years to a residual value of 10%. The Registrant re-evaluates the period of amortization and residual values to determine whether subsequent events and circumstances warrant revised estimates of useful lives and residual values.

Container equipment — valuation: The Registrant reviews container rental equipment when changes in circumstances require consideration as to whether the carrying value of the equipment has become impaired, pursuant to guidance established in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Registrant considers assets to be impaired if the carrying value of the asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges). When impairment is deemed to exist, the assets are written down to fair value or projected discounted cash flows from related operations. The Registrant periodically evaluates future cash flows and potential impairment of its fleet by container type rather than for each individual container. Therefore, future losses could result for individual container dispositions due to various factors including age, condition, suitability for continued leasing, as well as geographic location of the containers where disposed. Considerable judgment is required in estimating future cash flows from container rental equipment operations. Accordingly, the estimates may not be indicative of the amounts that may be realized in future periods. As additional information becomes available in subsequent periods, reserves for the impairment of the container rental equipment carrying values may be necessary based upon changes in market and economic conditions.

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

PART II — OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
No	Description	Method of Filing

3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of December 15, 1993	*

3(b)	Certificate of Limited Partnership of the Registrant	**

10	Form of Leasing Agent Agreement with Cronos Containers Limited	***

31.1	Rule 13a-14 certifications	Filed with this document

31.2	Rule 13a-14 certifications	Filed with this document

32	Section 1350 certifications	Filed with this document ****

(b)	Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2003.

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated December 17, 1993, included as part of Registration Statement on Form S-1 (No. 33-69356)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-69356)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-69356)

****	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not deemed to be “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

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
John Kallas
Chief Financial Officer and
Director of Cronos Capital Corp. (“CCC”)
Principal Financial and Accounting Officer of CCC
Date: August 12, 2003

EXHIBIT INDEX

Exhibit
No	Description	Method of Filing

3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of December 15, 1993	*

3(b)	Certificate of Limited Partnership of the Registrant	**

10	Form of Leasing Agent Agreement with Cronos Containers Limited	***

31.1	Rule 13a-14 certifications	Filed with this document

31.2	Rule 13a-14 certifications	Filed with this document

32	Section 1350 certifications	Filed with this document ****

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated December 17, 1993, included as part of Registration Statement on Form S-1 (No. 33-69356)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-69356)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-69356)

****	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not deemed to be “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.