Form 10-Q
period 2003-09-30
CRONOS GLOBAL INCOME FUND XV LP
filed 2003-11-12
CIK 912605

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

CRONOS GLOBAL INCOME FUND XV, L.P.

Report on Form 10-Q for the Quarterly Period
Ended September 30, 2003

PAGE
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheets - September 30, 2003 (unaudited) and December 31, 2002	4
Statements of Operations for the three and nine months ended September 30, 2003 and 2002 (unaudited)	5
Statements of Cash Flows for the nine months ended September 30, 2003 and 2002 (unaudited)	6
Notes to Financial Statements (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	15
Item 4. Controls and Procedures	15
PART II - OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	16

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Presented herein are the Registrant’s balance sheets as of September 30, 2003 and December 31, 2002, statements of operations for the three and nine months ended September 30, 2003 and 2002, and statements of cash flows for the nine months ended September 30, 2003 and 2002.

CRONOS GLOBAL INCOME FUND XV, L.P.

Balance Sheets

(Unaudited)

	September 30,	December 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents, includes $3,236,863 at September 30, 2003 and $3,697,086 at December 31, 2002 in interest-bearing accounts	$3,715,266	$4,379,512
Net lease receivables due from Leasing Company (notes 1 and 2)	1,096,670	1,346,604

Total current assets	4,811,936	5,726,116

Container rental equipment, at cost	118,474,693	120,475,826
Less accumulated depreciation	(59,376,492)	(54,905,070)

Net container rental equipment	59,098,201	65,570,756

Total assets	$63,910,137	$71,296,872

Partners’ Capital
Partners’ capital (deficit):
General partner	$(734,731)	$(422,478)
Limited partners	64,644,868	71,719,350

Total partners’ capital	$63,910,137	$71,296,872

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XV, L.P.

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Net lease revenue (notes 1 and 3)	$1,881,187	$1,837,137	$5,441,657	$4,986,768
Other operating expenses:
Depreciation	1,817,105	1,873,870	5,474,086	5,641,172
Other general and administrative expenses	48,736	45,527	154,480	145,039
Net loss on disposal of equipment	30,079	86,464	232,017	169,934

Loss from operations	(14,733)	(168,724)	(418,926)	(969,377)
Other income:
Interest income	3,033	10,030	15,204	32,078

Net loss	$(11,700)	$(158,694)	$(403,722)	$(937,299)

Allocation of net loss:
General partner	$(117)	$(1,587)	$(4,037)	$(9,373)
Limited partners	(11,583)	(157,107)	(399,685)	(927,926)

	$(11,700)	$(158,694)	$(403,722)	$(937,299)

Limited partners’ per unit share of net loss	$(0.00)	$(0.02)	$(0.06)	$(0.13)

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XV, L.P.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended

	September 30,	September 30,
	2003	2002

Net cash provided by operating activities	$5,467,483	$4,961,168
Cash provided by investing activities:
Proceeds from disposal of equipment	851,284	494,520
Cash used in financing activities:
Distribution to partners	(6,983,013)	(4,973,340)

Net (decrease) increase in cash and cash equivalents	(664,246)	482,348
Cash and cash equivalents at January 1	4,379,512	3,712,087

Cash and cash equivalents at September 30	$3,715,266	$4,194,435

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XV, L.P.

Notes to Unaudited Financial Statements

(1)	Summary of Significant Accounting Policies

(a)	Nature of Operations

Cronos Global Income Fund XV, L.P. (the “Partnership”) is a limited partnership organized under the laws of the State of California on November 26, 1993, for the purpose of owning and leasing marine cargo containers, special purpose containers and container related equipment worldwide to ocean carriers. To this extent, the Partnership’s operations are subject to the fluctuations of world economic and political conditions. Such factors may affect the pattern and levels of world trade. The Partnership believes that the profitability of, and risks associated with, leases to foreign customers is generally the same as those of leases to domestic customers. The Partnership’s leases generally require all payments to be made in United States currency.

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis is prepared each quarter projecting future cash flows from container rental equipment operations. Current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size and container disposals are the primary variables utilized by the analysis. Additionally, the Partnership evaluates future cash flows and potential impairment by container type rather than for each individual container, and as a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges to the carrying value of container rental equipment for the nine-month periods ended September 30, 2003 and 2002.

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

(2)	Net Lease Receivables Due from Leasing Company

Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership, as well as proceeds earned from container disposals. Net lease receivables at September 30, 2003 and December 31, 2002 were as follows:

	September 30,	December 31,
	2003	2002

Gross lease receivables	$2,478,137	$2,726,745
Less:
Direct operating payables and accrued expenses	786,101	762,191
Damage protection reserve	176,490	149,189
Base management fees	137,718	157,222
Reimbursed administrative expenses	51,332	60,727
Allowance for doubtful accounts	229,826	250,812

Net lease receivables	$1,096,670	$1,346,604

(Continued)

CRONOS GLOBAL INCOME FUND XV, L.P.

Notes to Unaudited Financial Statements

(3)	Net Lease Revenue

Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 2003 and 2002 were as follows:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Rental revenue (note 4)	$3,098,309	$3,095,933	$9,237,298	$9,266,171
Less:
Rental equipment operating expenses	840,375	872,671	2,650,384	3,128,002
Base management fees	212,892	214,250	637,071	634,775
Reimbursed administrative expenses	163,855	171,875	508,186	516,626

Net lease revenue	$1,881,187	$1,837,137	$5,441,657	$4,986,768

(4)	Operating Segment

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

The Partnership derives its revenues from leasing marine cargo containers. As of September 30, 2003, the Partnership operated 24,035 twenty-foot 8,290 forty-foot and 2,075 forty-foot high-cube marine dry cargo containers, 458 twenty-foot and 99 forty-foot high-cube refrigerated cargo containers, and 223 twenty-four thousand-liter tanks. A summary of gross lease revenue, by product, for the three and nine-month periods ended September 30, 2003 and 2002 follows:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Dry cargo containers	$2,617,360	$2,608,435	$7,780,012	$7,820,927
Refrigerated containers	320,929	326,777	989,059	1,003,637
Tank containers	160,020	160,721	468,227	441,607

Total	$3,098,309	$3,095,933	$9,237,298	$9,266,171

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

General

A Leasing Agent Agreement exists between the Registrant and the Leasing Company, whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Registrant. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Registrant’s containers to ocean carriers, and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Registrant, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. At September 30, 2003, 92% of the original equipment remained in the Registrant’s fleet, as compared to 94% at December 31, 2002. The following chart summarizes the composition of the Registrant’s fleet (based on container type) at September 30, 2003.

	Dry Cargo			Refrigerated		Tank
	Containers			Containers		Containers

			40-Foot		40-Foot
	20-Foot	40-Foot	High-Cube	20-Foot	High-Cube	24,000-Liter

Containers on lease:
Master lease	15,560	4,972	1,371	225	2	126
Term lease (1-5 years)	4,929	1,537	467	165	97	66

Subtotal	20,489	6,509	1,838	390	99	192
Containers off lease	3,546	1,781	237	68	—	31

Total container fleet	24,035	8,290	2,075	458	99	223

	Dry Cargo						Refrigerated				Tank
	Containers						Containers				Containers

					40-Foot				40-Foot
	20-Foot		40-Foot		High-Cube		20-Foot		High-Cube		24,000-Liter

	Units	%	Units	%	Units	%	Units	%	Units	%	Units	%

Total purchases	26,446	100%	8,751	100%	2,179	100%	463	100%	100	100%	229	100%
Less disposals	2,411	9%	461	5%	104	5%	5	1%	1	1%	6	3%

Remaining fleet at September 30, 2003	24,035	91%	8,290	95%	2,075	95%	458	99%	99	99%	223	97%

Strong growth in the volume of global container trade during the nine-month period ending September 30, 2003 contributed to favorable container leasing market conditions, allowing the Registrant to maintain a high level of utilization for its containers. At September 30, 2003, the Registrant’s utilization for dry cargo containers measured 83% as compared to 81% at December 31, 2002. The demand for leased containers by the global container shipping industry has contributed to reducing off-hire inventories primarily in Asia, and to a lesser extent Europe and North America. In many parts of Asia and particularly in the southeastern ports, the demand for cargo containers continued to exceed available supplies. Also contributing to the strong demand for leased containers during 2003 has been the preference of shipping lines to purchase fewer containers for their own account. Due to recent operating losses and requirements to deploy capital within other parts of their business, including the investment in new, larger, containerships and the support of terminal, information technology and other infrastructure requirements, funds for new container investment have been limited. As a result, shipping lines have strategically made the decision to employ leased containers to meet their container requirements. However, in response to a favorable shipping market, there are indications of an increased willingness by the shipping lines to purchase and finance the acquisition of new containers at higher levels in the near future, which may impact the demand for leased containers.

The favorable shipping market conditions, combined with lower cost, short term leases for older containers, have also resulted in the shipping lines’ diminishing discrimination against leasing older containers, a condition that typically exists during periods of surplus container supply. The favorable 2003 shipping market, combined with the current shortfall of

(Continued)

containers, is expected to result in an increase in the production of new containers during 2003, in comparison to 2002 and 2001 production levels. However, new container production is expected to remain below the record container production levels achieved during 2000. The ultimate impact of the industry’s increase in new container production on the Registrant’s operations is not immediately known, however, an increase in new container availability may reduce the demand for the Registrant’s older containers.

Although favorable market conditions for container lessors currently exists, the uncertainty over the financial strength of the shipping industry remains a concern. Current conditions appear to favor the larger more established shipping lines, which have witnessed strong recoveries in their performance. The Registrant, CCC and the Leasing Company continue to remain cautious, as some shipping lines reported operating losses during 2002, while others have become insolvent during 2003. The financial impact of such losses for these shipping lines may eventually influence the demand for leased containers as some shipping lines may experience additional financial difficulties, consolidate or become insolvent. Although the ultimate outcome, as well as its impact on the container leasing industry and the Registrant’s results of operations, is unknown, CCC, on behalf of the Registrant, will work closely with the Leasing Company to monitor outstanding receivables, collections, and credit exposure to various existing and new customers.

Lastly, wide-ranging concerns remain regarding recovery of the world’s major economies, performance of global stock markets, geopolitical concerns arising from uncertainties within the Middle East and Asia, as well as the recent increase in new container production, all of which may temper the current demand for leased containers.

The Registrant’s average fleet size and utilization rates for the three and nine-month periods ended September 30, 2003 and 2002 were as follows:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Average fleet size (measured in twenty-foot equivalent units (TEU))
Dry cargo containers	44,880	46,470	45,121	46,673
Refrigerated containers	656	658	657	658
Tank containers	224	225	224	225
Average Utilization
Dry cargo containers	82%	77%	82%	73%
Refrigerated containers	89%	91%	92%	91%
Tank containers	86%	83%	84%	78%

Per-diem rates for dry cargo containers for the three and nine-month periods ended September 30, 2003 declined approximately 3% and 4%, respectively, in comparison to the same periods in the prior year, and is attributable to three main factors that have taken place since 2002:

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

Although per-diem rental rates for dry cargo containers have declined from 2002 levels, static new container prices and an increase in demand for leased containers have resulted in the stabilization of per-diem rental rates during 2003. A significant improvement in lease per-diem rates is not expected until new container prices increase to much higher levels. The primary component of the Registrant’s results of operations is net lease revenue. Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses, from rental revenues billed

(Continued)

by the Leasing Company from the leasing of the Registrant’s containers. Net lease revenue is directly related to the size, utilization and per-diem rental rates of the Registrant’s fleet.

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

Net lease revenue of $1,881,187 for the three months ended September 30, 2003 was $44,050 higher than the corresponding period of 2002. The increase was primarily a result of a $41,674 aggregate decline in rental equipment operating expenses, management fees and reimbursed administrative expenses, when compared to the corresponding period in 2002. Contributing to the decline in rental equipment operating expenses was a decline in storage, a direct result of higher utilization and its impact on reducing the number of off-hire containers in inventory. However, repositioning expense increased $10,994 from the corresponding period in the prior year, as containers were moved from low demand locations to high demand locations. Lastly, gross lease revenue (a component of net lease revenue) increased by $2,376 when compared to the corresponding period of the prior year, arising from the combined effects of higher utilization rates, lower average per-diem rental rates and the Registrant’s smaller fleet size.

Depreciation expense of $1,817,105 for the three months ended September 30, 2003 was $56,765 lower than the same period in 2002, a direct result of the Registrant’s declining fleet size.

Other general and administrative expenses were $48,736 in the third quarter of 2003, compared to $45,527 in the corresponding period of 2002, representing an increase of $3,209 or 7%.

Loss on disposal of equipment was a result of the Registrant disposing of 157 containers during the three-month period ended September 30, 2003, as compared to 196 containers during the same period in 2002. These disposals resulted in a loss of $30,079 for the three-month period ended September 30, 2003, as compared to $86,464 for the three-month period ended September 30, 2002. The Registrant believes that the net gain on container disposals in the three-month period ended September 30, 2003 was a result of various factors including the volume of disposed containers, age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods will also contribute to fluctuations in the net gain or loss on disposals. There were no reductions to the carrying value of container rental equipment due to impairment during the three-month periods ended September 30, 2003 and 2003.

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

Net lease revenue of $5,441,657 for the nine months ended September 30, 2003 was $454,889 higher than in the corresponding period of 2002. The increase was primarily due to a $477,618 decline in rental equipment operating expenses. Contributing to the decline in rental equipment operating expenses were decreases in handling, storage, and repair and maintenance costs, a direct result of higher utilization and its impact on reducing the number of off-hire containers in inventory. Such costs were partially offset by a $11,906 increase in the provision for doubtful accounts.

Depreciation expense of $5,474,086 for the nine months ended September 30, 2003 was $167,086 lower than the same period in 2002, a direct result of the Registrant’s declining fleet size.

Other general and administrative expenses were $154,480 in the first nine months of 2003, compared to $145,039 in the corresponding period of 2002, representing an increase of $9,441 or 7%.

Net loss on disposal of equipment was a result of the Registrant disposing of 667 containers during the nine-month period ended September 30, 2003, as compared to 495 containers during the same period in 2002. These disposals resulted in a loss of $232,017 for the nine-month period ended September 30, 2003, as compared to $169,934 for the nine-month period ended September 30, 2002. The Registrant believes that the net gain on container disposals in the nine-month period ended September 30, 2003 was a result of various factors including the volume of disposed containers, age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in

(Continued)

subsequent periods will also contribute to fluctuations in the net gain or loss on disposals. There were no reductions to the carrying value of container rental equipment due to impairment during the nine-month periods ended September 30, 2003 and 2002.

Liquidity and Capital Resources

Cash from Operating Activities: Net cash provided by operating activities was $5,467,483 and $4,961,168 during the first nine months of 2003 and 2002, respectively, primarily generated from the billing and collection of net lease revenue.

Cash from Investing Activities: Net cash provided by investing activities during the nine-month periods ending September 30, 2003 and 2002 included sales proceeds generated from the sale of rental equipment of $851,284 and $494,520, respectively.

Cash from Financing Activities: Net cash used in financing activities was $6,983,013 during the first nine months of 2003 compared to $4,973,340 in the corresponding period of 2002. These amounts represent distributions to the Registrant’s general and limited partners. The Registrant’s fleet size, as well as current market conditions, may produce lower operating results and, consequently, lower distributions to its partners in subsequent periods. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

Capital Resources

Capital Resources: Aside from the initial working capital reserve retained from the gross subscription proceeds (equal to approximately 1% of such proceeds), the Registrant relied primarily on container rental receipts to generate distributions to its general and limited partners, as well as to finance current operating needs. Quarterly distributions are also affected by periodic increases or decreases to working capital reserves, as deemed appropriate by CCC, to ensure cash reserves on hand are sufficient to meet the Registrant’s operating requirements. No credit lines are maintained to finance working capital.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
No.	Description	Method of Filing

3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of December 15, 1993	*

3(b)	Certificate of Limited Partnership of the Registrant	**

10	Form of Leasing Agent Agreement with Cronos Containers Limited	***

31.1	Rule 13a-14 Certification	Filed with this document

31.2	Rule 13a-14 Certification	Filed with this document

32	Section 1350 Certifications	Filed with this document ****

(b)	Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2003.

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated December 17, 1993, included as part of Registration Statement on Form S-1 (No. 33-69356)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-69356)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-69356)

****	These certifications, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

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

John Kallas
Chief Financial Officer and
Director of Cronos Capital Corp. (“CCC”)
Principal Financial and Accounting Officer of CCC

Date: November 12, 2003

EXHIBIT INDEX

Exhibit
No.	Description	Method of Filing

3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of December 15, 1993	*

3(b)	Certificate of Limited Partnership of the Registrant	**

10	Form of Leasing Agent Agreement with Cronos Containers Limited	***

31.1	Rule 13a-14 Certification	Filed with this document

31.2	Rule 13a-14 Certification	Filed with this document

32	Section 1350 Certifications	Filed with this document ****

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated December 17, 1993, included as part of Registration Statement on Form S-1 (No. 33-69356)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-69356)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-69356)

****	These certifications, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.