Form 10-Q
period 2004-03-31
CRONOS GLOBAL INCOME FUND XV LP
filed 2004-05-14
CIK 912605

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

Commission file number 0-23886

CRONOS GLOBAL INCOME FUND XV, L.P.

(Exact name of registrant as specified in its charter)

California	94-3186624
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

CRONOS GLOBAL INCOME FUND XV, L.P.

Report on Form 10-Q for the Quarterly Period
Ended March 31, 2004

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Presented herein are the Registrant’s condensed balance sheets as of March 31, 2004 and December 31, 2003, condensed statements of operations for the three months ended March 31, 2004 and 2003, and condensed statements of cash flows for the three months ended March 31, 2004 and 2003, (collectively the “Financial Statements”) prepared by the Registrant without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information present not misleading. It is suggested that these Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Registrant’s December 31, 2003 Annual Report on Form 10-K. These Financial Statements reflect, in the opinion of the Registrant and Cronos Capital Corp., the general partner, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The statements of operations for such interim periods are not necessarily indicative of the results for the full year.

The information in this Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the securities laws. These forward-looking statements reflect the current view of the Registrant with respect to future events and financial performance and are subject to a number of risks and uncertainties, many of which are beyond the Registrant’s control. All statements, other than statements of historical facts included in this report, including the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding the Registrant’s strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of the Registrant are forward-looking statements. When used in this report, the words “will”, “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project”, and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All forward-looking statements speak only as of the date of this report. The Registrant does not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Although the Registrant believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements made in this report are reasonable, the Registrant can give no assurance that these plans, intentions or expectations will be achieved. Future economic and industry trends that could potentially impact revenues and profitability are difficult to predict.

CRONOS GLOBAL INCOME FUND XV, L.P.

Condensed Balance Sheets

(Unaudited)

	March 31,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents, includes $3,097,451 at March 31, 2004 and $3,030,262 at December 31, 2003 in interest-bearing accounts	$3,739,550	$3,637,938
Net lease receivables due from Leasing Company (notes 1 and 2)	1,093,574	1,124,539

Total current assets	4,833,124	4,762,477

Container rental equipment, at cost	116,655,965	117,502,046
Less accumulated depreciation	(61,985,421)	(60,655,265)

Net container rental equipment	54,670,544	56,846,781

Total assets	$59,503,668	$61,609,258

Partners’ Capital
Partners’ capital (deficit):
General partner	$(924,338)	$(835,530)
Limited partners	60,428,006	62,444,788

Total partners’ capital	$59,503,668	$61,609,258

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XV, L.P.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2004	2003
Net lease revenue (notes 1 and 3)	$1,765,224	$2,015,881
Other operating expenses:
Depreciation	1,791,399	1,833,035
Other general and administrative expenses	53,639	52,933
Net loss on disposal of equipment	33,171	169,108

Loss from operations	(112,985)	(39,195)
Other income:
Interest income	2,182	6,530

Net loss	$(110,803)	$(32,665)

Allocation of net loss:
General partner	$(1,108)	$71,716
Limited partners	(109,695)	(104,381)

	$(110,803)	$(32,665)

Limited partners’ per unit share of net loss	$(0.02)	$(0.01)

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XV, L.P.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2004	2003
Net cash provided by operating activities	$1,786,325	$2,052,627
Cash provided by investing activities:
Proceeds from disposal of equipment	310,075	354,546
Cash used in financing activities:
Distribution to partners	(1,994,788)	(2,120,251)

Net increase in cash and cash equivalents	101,612	286,922
Cash and cash equivalents at January 1	3,637,938	4,379,512

Cash and cash equivalents at March 31	$3,739,550	$4,666,434

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis is prepared each quarter projecting future cash flows from container rental equipment operations. Current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size and container disposals are the primary variables utilized by the analysis. Additionally, the Partnership evaluates future cash flows and potential impairment by container type rather than for each individual container, and as a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges to the carrying value of container rental equipment for the three-month periods ended March 31, 2004 and 2003.

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

These financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and accompanying notes in the Partnership’s December 31, 2003 Annual Report on Form 10-K.

The interim financial statements presented herewith reflect in the opinion of management, all adjustments of a normal recurring necessary to present fairly the results for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

(2)	Net Lease Receivables Due from Leasing Company

Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership, as well as proceeds earned from container disposals. Net lease receivables at March 31, 2004 and December 31, 2003 were as follows:

	March 31,	December 31,
	2004	2003
Gross lease receivables	$2,528,914	$2,455,335
Less:
Direct operating payables and accrued expenses	770,042	750,902
Damage protection reserve	233,632	207,353
Base management fees	101,053	93,258
Reimbursed administrative expenses	52,340	58,583
Allowance for doubtful accounts	278,273	220,700

Net lease receivables	$1,093,574	$1,124,539

(Continued)

CRONOS GLOBAL INCOME FUND XV, L.P.

Notes to Unaudited Condensed Financial Statements

(3)	Net Lease Revenue

Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three-month periods ended March 31, 2004 and 2003 were as follows:

	Three Months Ended
	March 31,	March 31,
	2004	2003
Rental revenue (note 4)	$3,159,507	$3,118,189
Less:
Rental equipment operating expenses	997,132	721,200
Base management fees	221,206	212,421
Reimbursed administrative expenses	175,945	168,687

Net lease revenue	$1,765,224	$2,015,881

(4)	Operating Segment

An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and about which separate financial information is available. The Leasing Company operates the Partnership’s container fleet as a homogenous unit and has determined that as such it has a single reportable operating segment.

The Partnership derives its revenues from dry cargo, refrigerated and tank containers used by its customers in global trade routes. As of March 31, 2004, the Partnership operated 23,474 twenty-foot, 8,200 forty-foot and 2,066 forty-foot high-cube marine dry cargo containers, as well as 457 twenty-foot and 99 forty-foot high-cube refrigerated cargo containers, and 221 twenty-four thousand-liter tanks. A summary of gross lease revenue, by product, for the three-month periods ended March 31, 2004 and 2003 follows:

	Three Months Ended
	March 31,	March 31,
	2004	2003
Dry cargo containers	$2,644,693	$2,631,486
Refrigerated containers	337,377	337,006
Tank containers	177,437	149,697

Total	$3,159,507	$3,118,189

Due to the Partnership’s lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, the Partnership believes that it does not possess discernible geographic reporting segments as defined in SFAS No. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Registrant’s historical financial condition and results of operations should be read in conjunction with the Registrant’s December 31, 2003 Annual Report on Form 10-K, and the financial statements and the notes thereto appearing elsewhere in this report.

General

A Leasing Agent Agreement exists between the Registrant and the Leasing Company, whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Registrant. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Registrant’s containers to ocean carriers, and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Registrant, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. At March 31, 2004, 90% of the original equipment remained in the Registrant’s fleet, as compared to 91% at December 31, 2003. The following chart summarizes the composition of the Registrant’s fleet (based on container type) at March 31, 2004.

	Dry Cargo			Refrigerated		Tank
	Containers			Containers		Containers
			40-Foot		40-Foot
	20-Foot	40-Foot	High-Cube	20-Foot	High-Cube	24,000-Liter
Containers on lease:
Master lease	14,217	4,453	1,458	268	5	127
Term lease (1-5 years)	6,985	2,200	461	138	80	65

Subtotal	21,202	6,653	1,919	406	85	192
Containers off lease	2,272	1,547	147	51	14	29

Total container fleet	23,474	8,200	2,066	457	99	221

	Dry Cargo						Refrigerated				Tank
	Containers						Containers				Containers
					40-Foot				40-Foot
	20-Foot		40-Foot		High-Cube		20-Foot		High-Cube		24,000-Liter
	Units	%	Units	%	Units	%	Units	%	Units	%	Units	%
Total purchases	26,446	100%	8,751	100%	2,179	100%	463	100%	100	100%	229	100%
Less disposals	2,972	11%	551	6%	113	5%	6	1%	1	1%	8	3%

Remaining fleet at September 30, 2003	23,474	89%	8,200	94%	2,066	95%	457	99%	99	99%	221	97%

A general surge in trade volumes during the three-month period ending March 31, 2004 contributed to robust container leasing market conditions and high levels of demand for new and existing containers. The Registrant’s own dry cargo containers utilization measured 88% at March 31, 2004, compared to 85% at December 31, 2003.

Industry analysts report that the surge in trade volumes exasperated operational inefficiencies within the world’s ports and railroads, contributing to congestion and the absorption of containers from the shipment chain as turnaround times for containers increased. Additionally, the production of additional, new containers was hampered by steel shortages, affecting the container manufacturers’ ability to meet the increase in demand. China’s rise in foreign investment, trade revenues and consumer spending has resulted in high levels of spending on infrastructure projects and industrial production, and accordingly, the consumption of large quantities of steel, aluminum and other raw materials. This shortage of steel and other raw materials has had implications for the container leasing and shipping industries. Container manufacturers were forced to reduce the level of container production, and as a result, fewer new containers were available to meet the increase in demand, resulting in an increase in container prices. The price of a new twenty-foot dry cargo container increased from $1,350 in the fourth quarter of 2003 to $2,000 in the first quarter of 2004. Also contributing to the drastic rise in container prices were increases in the price of steel, primarily due to increases in the cost of steel components, iron ore and coke. A

(Continued)

number of major leasing companies and shipping lines have reported that the combination of rising container prices and manufacturer production shortages will result in lower container acquisition targets for 2004.

The increase in demand for containers, combined with the reduction in new container production, has contributed to reducing off-hire inventories of existing, older containers throughout the world, as shipping lines employed leased containers to meet their container requirements. The strong demand has also resulted in many leasing companies delaying and canceling their container disposal programs. Should the price of new containers decline or the level of new container production increase, the demand for existing older containers, such as those owned by the Registrant, could diminish.

Per-diem rates for new containers are rising in line with the increase in new container costs. Industry analysts are predicting per-diem rates for existing fleets of containers to also increase for the duration of the steel and container supply shortages. The opinion of the analysts is divided on whether the steel shortage will correct in the second half of 2004 or whether it will be long term in nature. Although per-diem rates are predicted to increase for existing fleets of containers, such as those owned by the Registrant, actual increases will not be realized until a significant number of the Leasing Company’s sub-leases with the shipping lines expire and are renegotiated at higher per-diem rates. The Registrant’s average dry cargo container per-diem rate for the three-month period ended March 31, 2004 declined approximately 2% in comparison to the same period in the prior year, however, this average per-diem rate was consistent with the average per-diem rate realized for the three-month period ended December 31, 2003.

Although favorable market conditions currently exist for container lessors, the container shortages and their rising costs may negatively impact the shipping lines. Although shipping lines have experienced an increase in freight rates in line with strong demand on major trade routes, particularly the Asia to Europe and Asia to US routes, shipping lines are under financial pressures. Sharply rising charter rates for ships, combined with the rise in steel prices, the related increase in new container prices, and rising costs associated with implementing higher levels of security within the shipping industry have created a concern for both the shipping lines and leasing companies. Current conditions appear to favor the larger more established shipping lines, which have witnessed strong recoveries in their performance over the last few years. The Registrant, CCC and the Leasing Company remain cautious, and continue to monitor the aging of lease receivables, collections and the credit exposure to various existing and new customers. The financial impact of losses from these shipping lines may eventually influence the demand for leased containers, as some shipping lines may experience additional financial difficulties, consolidate, or become insolvent. The ultimate outcome, as well as its impact on the container leasing industry and the Registrant’s results of operations is unknown, however CCC, on behalf of the Registrant, believes that its leasing strategies will assist in reducing these risks.

Lastly, wide-ranging concerns remain regarding recovery of the world’s major economies, performance of global stock markets, geopolitical concerns arising from uncertainties within the Middle East and Asia, as well as new container production levels, all of which may temper the current demand for leased containers.

The Registrant’s average fleet size and utilization rates for the three-month periods ended March 31, 2004 and 2003 were as follows:

	Three Months Ended
	March 31,	March 31,
	2004	2003
Average fleet size (measured in twenty-foot equivalent units (TEU))
Dry cargo containers	44,209	45,386
Refrigerated containers	655	658
Tank containers	221	224
Average Utilization
Dry cargo containers	85%	81%
Refrigerated containers	90%	94%
Tank containers	89%	82%

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

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

Net lease revenue of $1,765,224 for the three months ended March 31, 2004 was $250,657 lower than the corresponding period of 2003. The decrease was primarily a result of a $275,932 aggregate increase in rental equipment operating expenses, management fees and reimbursed administrative expenses, when compared to the corresponding period in 2003. Contributing to the increase in rental equipment operating expenses was repositioning expense, which increased by $190,643 when compared to the corresponding period in the prior year, as containers were moved from low demand locations to high demand locations. Repositioning expenses are expected to decline in subsequent periods in response to the increase in demand for containers and lower inventory levels. Also, repair and maintenance expenses increased by $120,242 when compared to the corresponding period of the prior year. These increases were partially offset by a decline in storage, a direct result o f higher utilization and its impact on reducing the number of off-hire containers in inventory. Lastly, gross lease revenue (a component of net lease revenue) increased by $41,318 when compared to the corresponding period of the prior year, arising from the combined effects of higher utilization rates, lower average per-diem rental rates and the Registrant’s smaller fleet size.

Depreciation expense of $1,791,399 for the three months ended March 31, 2004 was $41,636 lower than the same period in 2003, a direct result of the Registrant’s declining fleet size.

Other general and administrative expenses were $53,639 in the first quarter of 2004, consistent with the corresponding period of 2003.

Loss on disposal of equipment was a result of the Registrant disposing of 319 containers during the three-month period ended March 31, 2004, as compared to 334 containers during the same period in 2003. These disposals resulted in a loss of $33,171 for the three-month period ended March 31, 2004, as compared to $169,108 for the three-month period ended March 31, 2003. The Registrant believes that the net loss on container disposals in the three-month period ended March 31, 2004 was a result of various factors including the volume of disposed containers, age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods, as well as the price of steel, new container prices, and the current leasing market’s impact on sales prices for existing, older containers, such as those owned by the Registrant, will also contribute to fluctuations in the net gain or loss on disposals. There were no reductions to the carrying value of container rental equipment due to impairment during the three-month periods ended March 31, 2004 and 2003.

Liquidity and Capital Resources

Cash from Operating Activities: Net cash provided by operating activities was $1,786,325 and $2,052,627 during the first three months of 2004 and 2003, respectively, primarily generated from the billing and collection of net lease revenue.

Cash from Investing Activities: Net cash provided by investing activities during the three-month periods ending March 31, 2004 and 2003 included sales proceeds generated from the sale of rental equipment of $310,075 and $354,546, respectively.

Cash from Financing Activities: Net cash used in financing activities was $1,994,788 during the first three months of 2004 compared to $2,120,251 in the corresponding period of 2003. These amounts represent distributions to the Registrant’s general and limited partners. The Registrant’s fleet size may produce lower operating results and, consequently, lower distributions to its partners in subsequent periods. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

(Continued)

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

Critical Accounting Policies

The Registrant’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. The Registrant has identified three policies as being significant because they require the Registrant to make subjective and/or complex judgments about matters that are inherently uncertain. These policies include the following:

•	Container equipment – depreciable lives

•	Container equipment – valuation

•	Allowance for doubtful accounts

The Registrant, in consultation with its audit committee, has reviewed and approved these significant accounting policies which are further described in the Registrant’s 2003 Annual Report on Form 10-K.

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

Item 4. Controls and Procedures

The principal executive and principal financial officers of CCC have evaluated the disclosure controls and procedures of the Registrant as of the end of the period covered by this report. As used herein, the term “disclosure controls and procedures” has the meaning given to the term by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), and includes the controls and other procedures of the Registrant that are designed to ensure that information required to be disclosed by the Registrant in the reports that it files with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon their evaluation, the principal executive and principal financial officers of CCC have concluded that the Registrant’s disclosure controls and procedures were effective such that the information required to be disclosed by the Registrant in this report is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms applicable to the preparation of this report and is accumulated and communicated to CCC’s management, including CCC’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no significant changes in the Registrant’s internal controls or in other factors that could significantly affect the Registrant’s internal controls subsequent to the evaluation described above conducted by CCC’s principal executive and financial officers.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submissions of Matters to a Vote of Securities Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
No.	Description	Method of Filing
3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of December 15, 1993	*

3(b)	Certificate of Limited Partnership of the Registrant	**

10	Form of Leasing Agent Agreement with Cronos Containers Limited	***

31.1	Rule 13a-14 Certification	Filed with this document

31.2	Rule 13a-14 Certification	Filed with this document

32	Section 1350 Certification	Filed with this document ****

(b)	Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2004.

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated December 17, 1993, included as part of Registration Statement on Form S-1 (No. 33-69356)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-69356)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-69356)

****	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

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

John Kallas
Chief Financial Officer and
Director of Cronos Capital Corp. (“CCC”)
Principal Financial and Accounting Officer of CCC

Date: May 14, 2004

EXHIBIT INDEX

Exhibit
No.	Description	Method of Filing
3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of December 15, 1993	*

3(b)	Certificate of Limited Partnership of the Registrant	**

10	Form of Leasing Agent Agreement with Cronos Containers Limited	***

31.1	Rule 13a-14 Certification	Filed with this document

31.2	Rule 13a-14 Certification	Filed with this document

32	Section 1350 Certification	**** Filed with this document

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated December 17, 1993, included as part of Registration Statement on Form S-1 (No. 33-69356)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-69356)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-69356)

****	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.