Form 10-Q
period 2004-06-30
CRONOS GLOBAL INCOME FUND XV LP
filed 2004-08-12
CIK 912605

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-23886

CRONOS GLOBAL INCOME FUND XV, L.P.

(Exact name of registrant as specified in its charter)

California	94-3186624
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [  ] . No [X] .

CRONOS GLOBAL INCOME FUND XV, L.P.

Report on Form 10-Q for the Quarterly Period
Ended June 30, 2004

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Presented herein are the Registrant’s condensed balance sheets as of June 30, 2004 and December 31, 2003, condensed statements of operations for the six months ended June 30, 2004 and 2003, and condensed statements of cash flows for the three and six months ended June 30, 2004 and 2003, (collectively the “Financial Statements”) prepared by the Registrant without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information present not misleading. It is suggested that these Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Registrant’s December 31, 2003 Annual Report on Form 10-K. These Financial Statements reflect, in the opinion of the Registrant and Cronos Capital Corp., the general partner, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The statements of operations for such interim periods are not necessarily indicative of the results for the full year.

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

CRONOS GLOBAL INCOME FUND XV, L.P.

Condensed Balance Sheets

(Unaudited)

	June 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents, includes $3,490,207 at June 30, 2004 and $3,030,262 at December 31, 2003 in interest-bearing accounts	$4,106,301	$3,637,938
Net lease receivables due from Leasing Company (notes 1 and 2)	1,377,489	1,124,539

Total current assets	5,483,790	4,762,477

Container rental equipment, at cost	115,409,398	117,502,046
Less accumulated depreciation	(63,044,490)	(60,655,265)

Net container rental equipment	52,364,908	56,846,781

Total assets	$57,848,698	$61,609,258

Partners’ Capital
Partners’ capital (deficit):
General partner	$(874,478)	$(835,530)
Limited partners	58,723,176	62,444,788

Total partners’ capital	$57,848,698	$61,609,258

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XV, L.P.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Net lease revenue (notes 1 and 3)	$2,191,183	$1,544,590	$3,956,407	$3,560,470
Other operating expenses:
Depreciation	1,774,596	1,823,946	3,565,996	3,656,981
Other general and administrative expenses	55,464	52,811	109,103	105,744
Net loss on disposal of equipment	55,007	32,830	88,178	201,938

Income (loss) from operations	306,116	(364,997)	193,130	(404,193)
Other income:
Interest income	2,333	5,640	4,516	12,170

Net income (loss)	$308,449	$(359,357)	$197,646	$(392,023)

Allocation of net income (loss):
General partner	$135,992	$(75,636)	$134,884	$(3,921)
Limited partners	172,457	(283,721)	62,762	(388,102)

	$308,449	$(359,357)	$197,646	$(392,023)

Limited partners’ per unit share of net income (loss)	$0.02	$(0.04)	$0.01	$(0.05)

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XV, L.P.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2004	2003
Net cash provided by operating activities	$3,720,011	$3,851,491
Cash provided by investing activities:
Proceeds from disposal of equipment	706,558	679,980
Cash used in financing activities:
Distribution to general partners	(173,832)	(199,527)
Distribution to limited partners	(3,784,374)	(4,320,738)

	(3,958,206)	(4,520,265)

Net increase (decrease) in cash and cash equivalents	468,363	11,206
Cash and cash equivalents at the beginning of the period	3,637,938	4,379,512

Cash and cash equivalents at the end of the period	$4,106,301	$4,390,718

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

(d) Container Rental Equipment

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis is prepared each quarter projecting future cash flows from container rental equipment operations. Current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size and container disposals are the primary variables utilized by the analysis. Additionally, the Partnership evaluates future cash flows and potential impairment by container type rather than for each individual container, and as a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges to the carrying value of container rental equipment for the three and six-month periods ended June 30, 2004 and 2003.

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

The most significant estimates included within the financial statements are the container rental equipment estimated useful lives and residual values, and the estimate of future cash flows from container rental equipment operations, used to determine the adequacy of the carrying value of container rental equipment in accordance with SFAS No. 144. Considerable judgment is required in estimating future cash flows from container rental equipment operations. Accordingly, the estimates may not be indicative of the amounts that may be realized in future periods. As additional information becomes available in subsequent periods, recognition of an impairment of the container rental equipment carrying values may be necessary based upon changes in market and economic conditions.

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

The interim financial statements presented herewith reflect in the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the results for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

(2) Net Lease Receivables Due from Leasing Company

Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership, as well as proceeds earned from container disposals. Net lease receivables at June 30, 2004 and December 31, 2003 were as follows:

	June 30,	December 31,
	2004	2003
Gross lease receivables	$2,620,690	$2,455,335
Less:
Direct operating payables and accrued expenses	657,212	750,902
Damage protection reserve	291,007	207,353
Base management fees	86,274	93,258
Reimbursed administrative expenses	59,800	58,583
Allowance for doubtful accounts	148,908	220,700

Net lease receivables	$1,377,489	$1,124,539

(Continued)

CRONOS GLOBAL INCOME FUND XV, L.P.

Notes to Unaudited Condensed Financial Statements

(3) Net Lease Revenue

Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 2004 and 2003 were as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Rental revenue (note 4)	$3,239,326	$3,020,800	$6,398,833	$6,138,988
Less:
Rental equipment operating expenses	646,510	1,088,807	1,643,643	1,810,008
Base management fees	223,203	211,759	444,409	424,179
Reimbursed administrative expenses	178,430	175,644	354,374	344,331

Net lease revenue	$2,191,183	$1,544,590	$3,956,407	$3,560,470

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

The Partnership derives its revenues from dry cargo, refrigerated and tank containers used by its customers in global trade routes. As of June 30, 2004, the Partnership operated 23,159 twenty-foot, 8,163 forty-foot and 2,047 forty-foot high-cube marine dry cargo containers, as well as 445 twenty-foot and 99 forty-foot high-cube refrigerated cargo containers, and 220 twenty-four thousand-liter tanks. A summary of gross lease revenue, by product, for the three and six-month periods ended June 30, 2004 and 2003 follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Dry cargo containers	$2,751,436	$2,531,164	$5,396,279	$5,162,651
Refrigerated containers	338,443	331,124	675,820	668,130
Tank containers	149,447	158,512	326,734	308,207

Total	$3,239,326	$3,020,800	$6,398,833	$6,138,988

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

General

A Leasing Agent Agreement exists between the Registrant and the Leasing Company, whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Registrant. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Registrant’s containers to ocean carriers, and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Registrant, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. At June 30, 2004, 89% of the original equipment remained in the Registrant’s fleet, as compared to 91% at December 31, 2003. The following chart summarizes the composition of the Registrant’s fleet (based on container type) at June 30, 2004.

	Dry Cargo			Refrigerated		Tank
	Containers			Containers		Containers
			40-Foot		40-Foot
	20-Foot	40-Foot	High-Cube	20-Foot	High-Cube	24,000-Liter
Containers on lease:
Master lease	15,152	4,934	1,568	313	12	131
Term lease (1-5 years)	6,770	2,152	386	81	57	65

Subtotal	21,922	7,086	1,954	394	69	196
Containers off lease	1,237	1,077	93	51	30	24

Total container fleet	23,159	8,163	2,047	445	99	220

	Dry Cargo						Refrigerated				Tank
	Containers						Containers				Containers
					40-Foot				40-Foot
	20-Foot		40-Foot		High-Cube		20-Foot		High-Cube		24,000-Liter
	Units	%	Units	%	Units	%	Units	%	Units	%	Units	%
Total purchases	26,446	100%	8,751	100%	2,179	100%	463	100%	100	100%	229	100%
Less disposals	3,287	12%	588	7%	132	6%	18	4%	1	1%	9	4%

Remaining fleet at June 30, 2004	23,159	88%	8,163	93%	2,047	94%	445	96%	99	99%	220	96%

The general increase in trade volumes that emerged during the three-month period ending March 31, 2004, continued during the three-month period ending June 30, 2004, contributing to stronger container leasing market conditions and higher levels of demand for new and existing containers. The Registrant’s dry cargo container utilization measured 92% at June 30, 2004, compared to 85% at December 31, 2003.

The six-month period ending June 30, 2004 experienced substantial growth in container trade volumes, especially within Asia-Europe and intra-Asian trade routes. China’s import and export markets were a catalyst to this growth. These increases in trade volumes exasperated the world’s ports and railroads, contributing to congestion and additional demand in some locations.

Although container manufacturers stepped up production in the first half of 2004 in order to meet the increased container demand by shipping lines, production of new containers was hampered somewhat by steel shortages earlier in the year, contributing to stronger market conditions for leased containers. As steel prices increased during 2004, the price of a new twenty-foot dry cargo container also increased to as high as $2,000 in the first and second quarters of 2004, compared to $1,350 in the latter part of 2003.

(Continued)

Off-hire inventories of older containers throughout the world declined, as shipping lines employed more leased containers to meet their container requirements. This decline in inventories has resulted in substantial decreases in storage expenses, and expenditures to reposition containers from low demand locations to locations of higher demand. Declining inventories have also contributed to an increase in proceeds per container realized on the sale of used containers, as fewer containers were available to meet the demand of buyers of existing containers. The Registrant’s dry cargo inventory of off-hire containers at June 30, 2004 decreased approximately 61% in comparison to June 30, 2003.

Per-diem rates for new containers increased in line with the increase in new container costs, while per diems for older containers remained relatively unchanged, as the lease market for older containers remains competitive, and therefore, subject to significant pricing pressures. The Registrant’s average dry cargo container per-diem rate for the three-month period ended June 30, 2004 remained unchanged in comparison to the same period in the prior year.

Although favorable market conditions currently exist for container lessors, the current market conditions may negatively impact the shipping lines. Sharply rising charter rates for ships, combined with the rise in steel prices and the related increase in new container prices, have created a concern for both the shipping lines and therefore, the leasing companies. Although some shipping lines have experienced an increase in freight rates in line with the strong demand on major trade routes, some shipping lines are facing increased financial pressures, especially those shipping lines that rely on operating their containerships via short-term charters. Current conditions appear to favor the larger more established shipping lines, which have witnessed strong recoveries in their performance over the last few quarters. Some regional intra-Asia shipping lines have cut back services in some routes in an attempt to reduce their rising costs. The Registrant, CCC and the Leasing Company remain cautious, and continue to monitor the aging of lease receivables, collections and the credit exposure to various existing and new customers. The financial impact of losses from these shipping lines may eventually influence the demand for leased containers, as some shipping lines may experience additional financial difficulties, consolidate, or become insolvent.

Lastly, wide-ranging concerns remain regarding recovery of the world’s major economies, including the price of oil, inflation concerns and its impact on interest rates, US trade and budget deficits, China’s efforts to cool its economy, performance of global stock markets, geopolitical concerns arising from uncertainties within the Middle East and Asia, threats of another major terrorist attack, as well as new container production levels, all of which may have an impact on the current demand for leased containers.

The Registrant’s average fleet size and utilization rates for the three and six-month periods ended June 30, 2004 and 2003 were as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Average fleet size (measured in twenty-foot equivalent units (TEU))
Dry cargo containers	43,834	45,081	44,021	45,237
Refrigerated containers	647	658	650	658
Tank containers	221	224	221	224
Average Utilization
Dry cargo containers	90%	81%	88%	81%
Refrigerated containers	88%	93%	89%	94%
Tank containers	88%	85%	89%	83%

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

(Continued)

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

Net lease revenue of $2,191,183 for the three months ended June 30, 2004 was $646,593 higher than the corresponding period of 2003. The increase was primarily a result of a $428,067 aggregate decrease in rental equipment operating expenses, management fees and reimbursed administrative expenses, when compared to the corresponding period in 2003. Contributing to the decrease in rental equipment operating expenses was a decline in repositioning expense, which decreased by $328,066 when compared to the corresponding period in the prior year, as containers were moved during the three-month period ended June 30, 2003, from low demand locations to high demand locations. Additionally, storage costs declined by $96,790, a direct result of higher utilization and its impact on reducing the number of off-hire containers in inventory. These decreases were partially offset by a $37,940 increase in the provision for doubtful accounts. Lastly, gross lease revenue (a component of net lease revenue) increased by $218,526 when compared to the corresponding period of the prior year, due to higher utilization rates, partially offset by lower average per-diem rental rates and the Registrant’s smaller fleet size.

Depreciation expense of $1,774,596 for the three months ended June 30, 2004 was $49,350 lower than the same period in 2003, a direct result of the Registrant’s declining fleet size.

Other general and administrative expenses were $55,464 in the second quarter of 2004, consistent with the corresponding period of 2003.

Loss on disposal of equipment was a result of the Registrant disposing of 384 containers during the three-month period ended June 30, 2004, as compared to 176 containers during the same period in 2003. These disposals resulted in a loss of $55,007 for the three-month period ended June 30, 2004, as compared to $32,830 for the three-month period ended June 30, 2003. The Registrant believes that the net loss on container disposals in the three-month period ended June 30, 2004 was a result of various factors including the volume of disposed containers, age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods, as well as the price of steel, new container prices, and the current leasing market’s impact on sales prices for existing, older containers, such as those owned by the Registrant, will also contribute to fluctuations in the net gain or loss on disposals. There were no reductions to the carrying value of container rental equipment due to impairment during the three-month periods ended June 30, 2004 and 2003.

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

Net lease revenue of $3,956,407 for the six months ended June 30, 2004 was $395,937 higher than in the corresponding period of 2003. The increase was primarily due to an increase of $259,845 in gross lease revenue, when compared to the corresponding period of the prior year, arising from higher utilization rates. Also contributing to the increase in net lease revenue was a $166,365 decline in rental equipment operating expenses. Contributing to the decreases in rental equipment operating expenses were decreases in handling, storage, and repair and maintenance costs, reflecting improved on-hire volumes and the sale of certain older equipment. Also, repositioning expenses declined, as well as, the provision for doubtful accounts. Such costs were partially offset by an increase in repair and maintenance costs.

Depreciation expense of $3,565,996 for the six months ended June 30, 2004 was $90,985 lower than the same period in 2003, a direct result of the Registrant’s declining fleet size.

Other general and administrative expenses were $109,103 in the first six months of 2004, an increase of $3,359 or 3%, when compared to the corresponding period of 2003.

(Continued)

Net loss on disposal of equipment was a result of the Registrant disposing of 703 containers during the six-month period ended June 30, 2004, as compared to 510 containers during the same period in 2003. These disposals resulted in a loss of $88,178 for the six-month period ended June 30, 2004, as compared to $201,938 for the six-month period ended June 30, 2003. There were no reductions to the carrying value of container rental equipment during the six-month periods ended June 30, 2004 and 2003. The Registrant believes that the net loss on container disposals in the six-month period ended June 30, 2004 was a result of various factors including the volume of disposed containers, age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods, as well as the price of steel, new container prices, and the current leasing market’s impact on sales prices for existing, older containers, such as those owned by the Registrant, will also contribute to fluctuations in the net gain or loss on disposals. There were no reductions to the carrying value of container rental equipment due to impairment during the six-month periods ended June 30, 2004 and 2003.

Liquidity and Capital Resources

Cash from Operating Activities: Net cash provided by operating activities was $3,720,011 and $3,851,491 during the first six months of 2004 and 2003, respectively, primarily generated from the billing and collection of net lease revenue.

Cash from Investing Activities: Net cash provided by investing activities during the six-month periods ending June 30, 2004 and 2003 included sales proceeds generated from the sale of rental equipment of $706,558 and $679,980, respectively.

Cash from Financing Activities: Net cash used in financing activities was $3,958,206 during the first six months of 2004 compared to $4,520,265 in the corresponding period of 2003. These amounts represent distributions to the Registrant’s general and limited partners. The Registrant’s fleet size may produce lower operating results and, consequently, lower distributions to its partners in subsequent periods. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

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

     No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2004.

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

Date: August 12, 2004

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