Form 10-Q
period 2005-06-30
CRONOS GLOBAL INCOME FUND XV LP
filed 2005-08-12
CIK 912605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number 0-23886
CRONOS GLOBAL INCOME FUND XV, L.P.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-3186624 (I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).Yes ☐. No ☑.

CRONOS GLOBAL INCOME FUND XV, L.P.
Report on Form 10-Q for the Quarterly Period
Ended June 30, 2005

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Presented herein are the condensed balance sheets as of June 30, 2005 and December 31, 2004, condensed statements of operations for the three and six months ended June 30, 2005 and 2004, and condensed statements of cash flows for the six months ended June 30, 2005 and 2004, (collectively the “Financial Statements”) for Cronos Global Income Fund XV, L.P. (the “Partnership”) prepared by the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Partnership’s December 31, 2004 Annual Report on Form 10-K. These Financial Statements reflect, in the opinion of the Partnership and Cronos Capital Corp. (“CCC”), the general partner, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The statements of operations for such interim periods are not necessarily indicative of the results for the full year.
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

CRONOS GLOBAL INCOME FUND XV, L.P.
Condensed Balance Sheets
(Unaudited)

	June 30,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents, includes $4,512,534 at June 30, 2005 and $5,473,320 at December 31, 2004 in interest-bearing accounts	$4,527,549	$5,488,320
Net lease receivables due from Leasing Company (notes 1 and 2)	2,094,656	1,348,775
Container rental equipment held for sale	525,251	109,150

Total current assets	7,147,456	6,946,245

Container rental equipment, at cost	103,394,446	110,465,981
Less accumulated depreciation	(62,899,924)	(63,905,026)

Net container rental equipment (note 1)	40,494,522	46,560,955

Total assets	$47,641,978	$53,507,200

Partners’ Capital

Partners’ capital (deficit):
General partner	$(662,282)	$(916,725)
Limited partners	48,304,260	54,423,925

Total partners’ capital	$47,641,978	$53,507,200

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XV, L.P.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Net lease revenue (notes 1 and 3)	$2,103,133	$2,191,183	$4,373,663	$3,956,407

Other operating income (expenses):
Depreciation	(1,613,303)	(1,774,596)	(3,281,570)	(3,565,996)
Other general and administrative expenses	(65,624)	(55,464)	(120,279)	(109,103)
Asset impairment loss	(125,498)	—	(125,498)	—
Net gain (loss) on disposal of equipment	167,101	(55,007)	318,399	(88,178)

Income from operations	465,809	306,116	1,164,715	193,130

Other income:
Interest income	26,757	2,333	46,857	4,516

Net income	$492,566	$308,449	$1,211,572	$197,646

Allocation of net income:
General partner	$278,418	$135,992	$537,247	$134,884
Limited partners	214,148	172,457	674,325	62,762

	$492,566	$308,449	$1,211,572	$197,646

Limited partners’ per unit share of net income	$0.03	$0.02	$0.09	$0.01

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XV, L.P.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2005	2004
Net cash provided by operating activities	$3,991,035	$3,720,011

Cash provided by investing activities:
Proceeds from disposal of equipment	2,121,044	706,558
Payment received on sales-type lease for sale of rental equipment	3,944	—

	2,124,988	706,558

Cash used in financing activities:
Distributions to general partner	(282,804)	(173,832)
Distributions to limited partners	(6,793,990)	(3,784,374)

	(7,076,794)	(3,958,206)

Net (decrease) increase in cash and cash equivalents	(960,771)	468,363

Cash and cash equivalents at the beginning of the period	5,488,320	3,637,938

Cash and cash equivalents at the end of the period	$4,527,549	$4,106,301

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

The Partnership has completed its 11th year of operations and has entered its liquidation phase wherein the General Partner focuses its attention on the retirement of the remaining equipment in the Partnership’s container fleet. At June 30, 2005, the Partnership’s fleet size was approximately 82% of its original fleet size. The General Partner will take several factors into consideration when examining options for the timing of the disposal of the containers. These factors include the impact of a diminishing fleet size and current market conditions on the level of gross lease revenue, and fixed operating costs relative to this revenue. Parallel to these considerations will be a projected increase in expenses for devoting significant resources to the additional reporting and compliance requirements of Section 404 of the Sarbanes Oxley Act of 2002, which addresses a range of corporate governance, disclosure, and accounting issues. These costs may include increased accounting and administrative expenses for additional staffing and outside professional services by accountants and consultants. These additional costs, depending on their materiality, may reduce the Partnership’s results from operations and therefore negatively affect future distributions to the Limited Partners.
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
Container rental equipment is depreciated using the straight-line basis. Depreciation policies are also evaluated to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

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

In June 2005 the Partnership recorded an impairment charge of $125,498 related to 404 forty-foot standard off-hire dry cargo containers located in North America (the “North American Dry Containers”). The impairment charge was a result of CCC’s and the Leasing Company’s review of the Partnership’s North American Dry Containers. The purpose of the review was to consider the sale or continued leasing of these containers, and to identify the consequences, if any, from an accounting perspective. CCC and the Leasing Company identified a number of issues that have had an impact on the carrying value of certain equipment at June 1, 2005.
i.	The age of the North American Dry Containers.

ii.	The lack of demand for the North American Dry Containers.

iii.The cost to reposition the North American Dry Containers to high demand markets.

iv.	The strong North American container sale market.
CCC and the Leasing Company considered the impact of these factors in June 2005, and determined a change regarding the current marketing strategy for these containers was required. CCC and the Leasing Company concluded that effective June 1, 2005, the North American Dry Containers would be targeted for immediate sale.
Assets to be disposed of: In June 2005, the Leasing Company committed to a plan to dispose of 404 of the Partnership’s North American Dry Containers. It was concluded that the carrying value of these containers, $691,098, exceeded fair value and accordingly, an impairment charge of $125,498 was recorded to operations under impairment losses during June 2005. Fair value was determined by discounting future expected cash flows, which is expected to be the amount received at the time of sale. The expected sales price was estimated by evaluating the current sales price of similar containers.

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
Assets to be disposed of: In December 2004, the Leasing Company committed to a plan to dispose of 52 of the Partnership’s refrigerated containers utilizing the Sabroe Machinery. It was concluded that the carrying value of these containers, $539,698, exceeded fair value and accordingly, an impairment charge of $430,548 was recorded to operations under impairment losses during December 2004. During the six-month period ended June 30, 2005, the Partnership sold 51 refrigerated containers targeted for sale as of December 1, 2004. The Partnership recognized a gain of $20,765 on the sale of these containers. It is expected that the remaining refrigerated container will be disposed of during 2005.

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
There were no impairment charges to the carrying value of container rental equipment for the three and six-month periods ended June 30, 2004.

(Continued)

CRONOS GLOBAL INCOME FUND XV, L.P.
Notes to Unaudited Condensed Financial Statements
(f)	Partners’ Capital Accounts
Upon dissolution, the assets of the Partnership will be sold and the proceeds thereof distributed as follows: (i) all of the Partnership’s debts and liabilities to persons other than CCC or the limited partners shall be paid and discharged; (ii) all of the Partnership’s debts and liabilities to CCC and the limited partners shall be paid and discharged; and (iii) the balance of such proceeds shall be distributed to CCC and the limited partners in accordance with the positive balances of CCC and the limited partners’ capital accounts. CCC shall contribute to the Partnership, if necessary, an amount equal to the lesser of the deficit balance in its capital account at the time of such liquidation, or 1.01% of the excess of the Limited Partners’ capital contribution to the Partnership over the capital contributions previously made to the Partnership by CCC, after giving effect to the allocation of income or loss arising from the liquidation of the Partnership’s assets.
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
(2)	Net Lease Receivables Due from Leasing Company
Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership, as well as proceeds earned from container disposals. Net lease receivables at June 30, 2005 and December 31, 2004 were as follows:

	June 30,	December 31,
	2005	2004
Gross lease receivables	$3,331,828	$2,704,034
Sales-type lease receivables (net of unearned income)	41,724	—

	3,373,552	2,704,034

Less:
Direct operating payables and accrued expenses	648,101	736,263
Damage protection reserve	297,121	278,829
Base management fees	27,509	85,859
Reimbursed administrative expenses	55,254	61,571
Allowance for doubtful accounts	250,911	192,737

	1,278,896	1,355,259

Net lease receivables	$2,094,656	$1,348,775

(Continued)

CRONOS GLOBAL INCOME FUND XV, L.P.
Notes to Unaudited Condensed Financial Statements
(3)	Net Lease Revenue
Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 2005 and 2004 were as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Rental revenue (note 4)	$3,038,326	$3,239,326	$6,154,888	$6,398,833
Interest income from sales-type lease	719	—	719	—

	3,039,045	3,239,326	6,155,607	6,398,833
Less:
Rental equipment operating expenses	556,912	646,510	1,009,945	1,643,643
Base management fees	207,504	223,203	421,651	444,409
Reimbursed administrative expenses
Salaries	126,758	124,565	249,594	250,688
Other payroll related expenses	14,520	14,170	38,527	25,391
General and administrative expenses	30,218	39,695	62,227	78,295

	935,912	1,048,143	1,781,944	2,442,426

Net lease revenue	$2,103,133	$2,191,183	$4,373,663	$3,956,407

(4)	Operating Segment
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

The Partnership derives its revenues from dry cargo, refrigerated and tank containers used by its customers in global trade routes. As of June 30, 2005, the Partnership operated 20,924 twenty-foot, 7,537 forty-foot and 1,986 forty-foot high-cube marine dry cargo containers, as well as 384 twenty-foot and 86 forty-foot high-cube refrigerated cargo containers, and 212 twenty-four thousand-liter tanks. A summary of gross lease revenue, by product, for the three-month periods ended June 30, 2005 and 2004 follows:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Dry cargo containers	$2,605,428	$2,751,436	$5,296,794	$5,396,279
Refrigerated containers	259,685	338,443	529,451	675,820
Tank containers	173,932	149,447	329,362	326,734

Total	$3,039,045	$3,239,326	$6,155,607	$6,398,833

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
Market Overview
     At the end of 2004, the World Trade Organization (“WTO”) lifted quotas on imports of textiles and clothing, significantly contributing to a surge in cargo volumes during the first quarter of 2005 as textile and apparel imports from India, South East Asia and especially China accelerated. However, by the start of the second quarter of 2005, cargo volumes for most major trade routes began to decline from levels originally forecasted as a result of a slowing in consumer spending as well as recent decisions by the European Commission and US Government to restrict the growth of various textile and apparel imports that followed the expiration of trade quotas at the end of 2004. Although these market conditions had an impact on the Partnership, the Partnership’s results from operations for the three and six-month periods ending June 30, 2005 was greater than the comparable periods in the prior year primarily as a result of the Partnership’s lease per-diems, high utilization and favorable disposal proceeds realized on the sale of container rental equipment. The disposal of the Partnership’s off-hire containers contributed to the Partnership’s historically high level of dry cargo container utilization, measuring 93% at June 30, 2005, unchanged when compared to December 31, 2004.
     Global economic reports for the second quarter of 2005 continue to indicate that consumer spending and economic growth rates have declined from the robust levels experienced in Europe, the US and many of the other developed countries during 2004. The decline in these economic growth rates are a direct result of rising fuel and steel costs, combined with a soaring US trade deficit, higher interest rates, uncertain global market trends, and possible new European and US tariffs on imports from China and other Asian countries. Many economists now are of the opinion that recent declines in these growth rates during the first and second quarters of 2005 are an indicator of slower global economic growth for the remainder of 2005. Inventories of consumer-related goods in both Europe and the US remain at high levels. It is reported that some exporters, concerned about port congestion, shipped goods early in 2005 and are still working to reduce inventory levels. Further declines in economic growth rates during 2005 may contribute to a weakening in container leasing market conditions and reduced demand for new and existing containers. In the long term, industry experts believe that the future of the container shipping industry is favorable, as outsourcing to China and other parts of Asia increases, previously-restrictive trade agreements expire, new trade agreements are negotiated, and as China gains access to global markets in which it previously played a small role.
     The price of a new dry cargo container increased to a peak of $2,300 during the first six months of 2005 and declined to approximately $1,950 at the end of June 2005 due to reduced demand for new containers. Although container prices may fluctuate over the remainder of 2005, the long-term outlook for container prices continues to show an inflationary bias tied to energy costs, steel prices and interest rates. These higher prices have forced some shipping lines, as well as leasing companies, to reconsider capital expenditure levels for new container investment during 2005. A reduction in new container capital expenditures by the shipping lines could result in the shipping lines leasing more containers from the leasing companies, including the Partnership’s containers.
     Ports, railroads and inland transportation systems, particularly in the US and Europe, appear to have avoided the congestion problem that arose from the higher trade volumes experienced in recent years, since recent cargo growth has been less robust. Congestion creates problems throughout the entire supply chain network, increasing the turnaround time for containerships and the delivery time of shipper goods, as well as reducing the available supply of containers. Port congestion in many locations has been attributable to underestimating the growth in containerized cargo activity over the last few years, delays in expanding existing facilities and in planning new facilities due to environmental concerns, as well as the implementation of larger containerships. Expansion of the world’s ports and terminals is considered to be the key to relieving future congestion problems, as further efficiency gains are not expected to create significant increases in port and terminal capacity.
     During the three-month period ending June 30, 2005, inventory levels of off-hire containers remained at favorable levels, as shipping lines continue to employ leased containers to meet their containerized cargo requirements. The low inventory levels generally have resulted in substantial decreases in storage and other inventory related operating expenses. A significant increase in container inventories in future periods may contribute to increases in storage expenses.
     Sales proceeds realized on the sale of used containers remained favorable during the second quarter of 2005, as buyer demand remained strong. A significant increase in inventory levels in future periods could adversely impact sales proceeds realized on the sale of containers. The Leasing Company, on behalf of the Partnership, may consider the disposal of the Partnership’s remaining off-hire containers in locations whereby container sale prices equal or exceed targets established by both CCC and the Leasing Company.
     The Partnership’s average dry cargo container per-diem rate for the three-month period ending June 30, 2005 increased approximately 1% compared to the same period in the prior year. Per-diem rates for older containers are expected to maintain their current level for the remainder of 2005.
     Virtually all of the top 20 shipping lines experienced strong profit growth during 2004 and first half of 2005, arguably the period of strongest market conditions experienced by the shipping industry. In response, the shipping industry is in a period of major consolidation, as AP MØller-Mersk has proposed a takeover of P&O Ned-Lloyd, two of the world’s largest shipping lines. It is expected that this merger will have consequences for virtually every business involved in container shipping. Industry experts speculate that other mergers and takeovers may take place. Current conditions appear to favor the larger more established shipping lines, which strategically view current conditions as an opportunity to implement long-term strategic plans to increase market share and consolidate a fragmented container shipping industry.
     The increased trade volumes of recent years have contributed to shortages of both containerships and tonnage capacity. As a result, shipping lines have embarked on a major new shipbuilding program. Industry analysts are expressing concern that the current program of new shipbuilding may create over-capacity within the shipping industry once the new containerships scheduled for delivery during 2006 and 2007 are placed in service. Based on current orders, industry analysts predict that the world’s containership fleet will exceed 10 million TEU by the end of 2007, compared to less than 7 million TEU at the beginning of 2004. Over-capacity may contribute to lower charter and freight rates as shippers take advantage of the capacity surplus created by the additional containerships. These changes may result in a reduction in profitability for shipping lines, which in turn could have adverse implications for container lessors, including a decline in the demand for leased containers and a reduction in container per-diem rental rates. The financial impact of losses from shipping lines may eventually influence the demand for leased containers, as some shipping lines may experience additional financial difficulties, consolidate, or become insolvent. The Partnership, CCC and the Leasing Company continue to monitor the aging of lease receivables, collections and the credit exposure to various existing and new customers.
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
     At June 30, 2005, approximately 82% of the original equipment remained in the Partnership’s fleet, as compared to approximately 86% at December 31, 2004. The following table summarizes the composition of the Partnership’s fleet (based on container type) at June 30, 2005.

	Dry Cargo			Refrigerated		Tank
	Containers			Containers		Containers
			40-Foot		40-Foot
	20-Foot	40-Foot	High-Cube	20-Foot	High-Cube	24,000-Liter
Containers on lease:
Master lease	13,756	4,359	1,478	255	41	135
Term lease
Short term[1]	2,203	767	200	52	1	30
Long term[2]	3,821	1,234	184	—	24	32
Sales-type lease	—	—	—	—	6	—

Subtotal	19,780	6,360	1,862	307	72	197
Containers off lease	1,144	1,177	124	77	14	15

Total container fleet	20,924	7,537	1,986	384	86	212

	Dry Cargo						Refrigerated				Tank
	Containers						Containers				Containers
					40-Foot
	20-Foot		40-Foot		High-Cube		20-Foot		40-Foot		24,000-Liter
	Units	%	Units	%	Units	%	Units	%	Units	%	Units	%
Total purchases	26,446	100%	8,751	100%	2,179	100%	463	100%	100	100%	229	100%
Less disposals	5,522	21%	1,214	14%	193	9%	79	17%	14	14%	17	7%

Remaining fleet at June 30, 2005	20,924	79%	7,537	86%	1,986	91%	384	83%	86	86%	212	93%

1.	Short term leases represent term leases that are either scheduled for renegotiation or that may expire on or before June 30, 2006.

2.	Long term leases represent term leases, the majority of which will expire between July 2006 and December 2009.
Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004
Net lease revenue was $2,103,133 for the three months ended June 30, 2005 compared to $2,191,183 for the same period in the prior year. The decrease was primarily due to a $201,000 decline in gross rental revenue, partially offset by a $89,598 reduction in rental equipment expenses. Gross rental revenue was impacted by the Partnership’s smaller fleet size, partially offset by a 1% increase in the average dry cargo per-diem rental rate and an increase in fleet utilization rates when compared to the same three month period in the prior year. The decrease in direct operating expenses was attributable to the Partnership’s higher combined utilization rates in the three-month period ended June 30, 2005, compared to the same period in the prior year, and its impact on activity and inventory-related expenses. The Partnership experienced declines in expenses such as handling, repair and maintenance, repositioning and storage costs. These decreases in direct operating expenses were partially offset by an increase in the provision for doubtful accounts.

The Partnership’s average fleet size and utilization rates for the three-month periods ended June 30, 2005 and 2004 were as follows:

	Three Months Ended
	June 30,	June 30,
	2005	2004
Fleet size (measured in twenty-foot equivalent units (TEU))

Dry cargo containers	40,712	43,834
Refrigerated containers	564	647
Tank containers	213	221

Average utilization rates
Dry cargo containers	92%	90%
Refrigerated containers	84%	88%
Tank containers	92%	88%
     Other components of net lease revenue, including management fees and reimbursed administrative expenses, were lower by a combined $22,633 when compared to the same period in 2004.
     Depreciation expense of $1,613,303 for the three months ended June 30, 2005 declined by $161,293 when compared to the corresponding period in 2004, a direct result of the Partnership’s aging and declining fleet size.
     Other general and administrative expenses amounted to $65,624 for the three month period ended June 30, 2005, an increase of $10,160 or 18% when compared to the same period in 2004, primarily due to an increase in investor communication expenses.
     Asset impairment loss of $125,498 was incurred by the Partnership in the second quarter of 2005 relating to off-hire forty-foot dry cargo containers located in North America (the “North American Dry Containers”). CCC and the Leasing Company conducted a review, the purpose of which was to consider the issues concerning the sale or continued leasing of the North American Dry Containers, and to identify the consequences, if any, from an accounting perspective. CCC and the Leasing Company concluded that the North American Dry Containers would be targeted for immediate sale, effective June 1, 2005.
Assets to be disposed of: In June 2005, the Leasing Company committed to a plan to dispose of 404 of the Partnership’s North American dry containers. It was concluded that the carrying value of these containers, $691,098, exceeded fair value and accordingly, an impairment charge of $125,498 was recorded to operations under impairment losses. These North American Dry Containers are expected to be disposed of over the next two quarters of 2005. Fair value was determined by discounting future expected cash flows, which is expected to be the amount received at the time of sale. The expected sales price was estimated by evaluating the current sales price of similar containers.
There was no reduction to the carrying value of container rental equipment due to impairment during the three-month period ended June 30, 2004.

     Net gain on disposal of equipment for the three months ended June 30, 2005 was $167,101 during the second quarter of 2005, compared to a net loss of $55,007 for the corresponding period in 2004. The Partnership disposed of 1,041 containers, as compared to 384 containers during the same three-month period in 2004. Included within the 1,041 containers disposed during the second quarter of 2005 were:
•	Two refrigerated containers impaired and targeted for sale as of December 1, 2004. A gain of $1,197 was attributable to the sale of these containers.

•	33 North American Dry Containers impaired and targeted for sale as of June 1, 2005. A gain of $4,465 was attributable to the sale of these 33 containers.
     The Partnership believes that the net gain on container disposals in the three-month period ended June 30, 2005 was a result of various factors, including the volume of disposed containers, the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the amount of sales proceeds received and the related gain or loss on container disposals, as well as agreements entered into for the sale of the Partnership’s remaining containers.
Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004
     Net lease revenue was $4,373,663 for the six months ended June 30, 2005 compared to $3,956,407 for the same period in the prior year. The increase was primarily due to a $633,698 reduction in rental equipment expenses, partially offset by a $243,945 decline in gross rental revenue. The decrease in direct operating expenses was attributable to the Partnership’s higher combined utilization rates in the six-month period ended June 30, 2005, compared to the same period in the prior year, and its impact on activity and inventory-related expenses such as handling, repair and maintenance, repositioning and storage costs. The Partnership also experienced a decline the provision for doubtful accounts. Gross rental revenue was impacted by the Partnership’s smaller fleet size, partially offset by a 3% increase in the average dry cargo per-diem rental rate and an increase in fleet utilization rates when compared to the same six month period in the prior year.
     The Partnership’s average fleet size and utilization rates for the six-month periods ended June 30, 2005 and 2004 were as follows:

	Six Months Ended
	June 30,	June 30,
	2005	2004
Fleet size (measured in twenty-foot equivalent units (TEU))
Dry cargo containers	41,277	44,021
Refrigerated containers	577	650
Tank containers	213	221

Average utilization rates
Dry cargo containers	92%	88%
Refrigerated containers	83%	89%
Tank containers	91%	89%
     Other components of net lease revenue, including management fees and reimbursed administrative expenses, were lower by a combined $26,785 when compared to the same period in 2004.
     Depreciation expense of $3,281,570 for the six months ended June 30, 2005 declined by $284,426 when compared to the corresponding period in 2004, a direct result of the Partnership’s aging and declining fleet size.

     Other general and administrative expenses amounted to $120,279 for the six month period ended June 30, 2005, an increase of $11,176 or 10% when compared to the same period in 2004.
     Impairment charges were incurred by the Partnership relating to the North American Dry Containers. In the second quarter of 2005, CCC and the Leasing Company undertook a review of the Partnership’s North American Dry Containers. Due to various factors including the age and demand of the North American Dry Containers, as well as the cost to reposition the containers to high demand markets, and the strong North American container sale market, CCC and the Leasing Company concluded that effective June 1, 2005, 404 North American Dry Containers would be targeted for immediate sale. It was concluded that the carrying value of the North American Dry Containers to be disposed of exceeded fair value and accordingly, an impairment charge of $125,498 was recorded to operations under impairment losses.
     There was no reduction to the carrying value of container rental equipment due to impairment during the six-month period ended June 30, 2004.
     Net gain on disposal of equipment for the six months ended June 30, 2005 was $318,399, as compared to a net loss of $88,178 for the corresponding period in 2004. The Partnership disposed of 1,791 containers for the first six months of 2005, compared to 703 containers during the same six-month period in 2004. Included within the 1,791 containers disposed during the first half of 2005 were:
•	51 refrigerated containers impaired and targeted for sale as of December 1, 2004. A gain of $20,765 was attributable to the sale of these 51 impaired refrigerated containers.

•	33 North American Dry Containers impaired and targeted for sale as of June 1, 2005. A gain of $4,465 was attributable to the sale of these 33 containers.
     The Partnership believes that the net gain on container disposals in the six-month period ended June 30, 2005, was a result of various factors, including the volume of disposed containers, the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed.
     The level of the Partnership’s container disposals in subsequent periods, the price of steel, new container prices and the current leasing market’s impact on sales prices for existing older containers such as those owned by the Partnership, as well as agreements entered into for the sale of the Partnership’s remaining containers, will also contribute to fluctuations in the net gain or loss on disposals. There were no reductions to the carrying value of container rental equipment due to impairment during the three and six-month periods ended June 30, 2004.
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

     The Partnership has completed its 11th year of operations and has entered its liquidation phase wherein the General Partner focuses its attention on the retirement of the remaining equipment in the Partnership’s container fleet. At June 30, 2005, the Partnership’s fleet size was approximately 82% of its original fleet size. The General Partner will take several factors into consideration when examining options for the timing of the disposal of the containers. These factors include the impact of a diminishing fleet size and current market conditions on the level of gross lease revenue, and fixed operating costs relative to this revenue. Parallel to these considerations will be a projected increase in expenses for the additional reporting and compliance requirements of Section 404 of the Sarbanes Oxley Act of 2002, which addresses a range of corporate governance, disclosure, and accounting issues. These costs may include increased accounting and administrative expenses for additional staffing and outside professional services by accountants and consultants. These additional costs, depending on their materiality, may reduce the Partnership’s results from operations and therefore negatively affect future distributions to the Limited Partners. Upon the liquidation of CCC’s interest in the Partnership, CCC shall contribute to the Partnership, if necessary, an aggregate amount equal to the lesser of the deficit balance in its capital account at the time of such liquidation, or 1.01% of the excess of the Limited Partners’ capital contribution to the Partnership over the capital contributions previously made to the Partnership by CCC, after giving effect to the allocation of income or loss arising from the liquidation of the Partnership’s assets.
     Distributions are paid monthly, based primarily on each quarter’s cash flow from operations. Monthly distributions are also affected by periodic increases or decreases to working capital reserves, as deemed appropriate by the general partner. The liquidation of the Partnership’s remaining containers will be the primary factor influencing the future level of cash from operating, investing and financing activities.
     At June 30, 2005, the Partnership had $4,527,549 in cash and cash equivalents, a decrease of $960,771 from the cash balances at December 31, 2004. The Partnership invests its working capital, as well as cash flows from operations and the sale of containers that have not yet been distributed to CCC or its limited partners, in money market funds. The liquidation of the Partnership’s remaining containers will be the primary factor influencing the future level of cash from operating, investing and financing activities.
     Cash from Operating Activities: Net cash provided by operating activities, primarily generated from the billing and collection of net lease revenue, was $3,991,035 during the six months ended June 30, 2005, compared to $3,720,011 for the same six month period in 2004.
     Cash from Investing Activities: Net cash provided by investing activities was $2,124,988 during the six months ended June 30, 2005, compared to $706,558 in the corresponding period of 2004. The 2005 amount was comprised of $2,121,044 of sales proceeds generated from the sale of container equipment and $3,944 of payment received on the sales-type lease for the sale of rental equipment. In comparison, during the six-month period ended June 30, 2004, net cash provided by investing activities was comprised of $706,558 of sales proceeds generated from the sale of container equipment.
     Cash from Financing Activities: Net cash used in financing activities was $7,076,794 during the six months ended June 30, 2005 compared to $3,958,206 during the six months ended June 30, 2004. These amounts represent distributions to the Partnership’s general and limited partners.

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
Date: August 12, 2005

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