Form 10-Q
period 2005-09-30
CRONOS GLOBAL INCOME FUND XV LP
filed 2005-11-14
CIK 912605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM______TO______
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑. No ☐ ..
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐. No ☑.
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐. No ☑.

CRONOS GLOBAL INCOME FUND XV, L.P.
Report on Form 10-Q for the Quarterly Period
Ended September 30, 2005

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Presented herein are the condensed balance sheets as of September 30, 2005 and December 31, 2004, condensed statements of operations for the three and nine months ended September 30, 2005 and 2004, and condensed statements of cash flows for the nine months ended September 30, 2005 and 2004, (collectively the “Financial Statements”) for Cronos Global Income Fund XV, L.P. (the “Partnership”) prepared by the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Partnership’s December 31, 2004 Annual Report on Form 10-K. These Financial Statements reflect, in the opinion of the Partnership and Cronos Capital Corp. (“CCC”), the general partner, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The statements of operations for such interim periods are not necessarily indicative of the results for the full year.
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

CRONOS GLOBAL INCOME FUND XV, L.P.
Condensed Balance Sheets
(Unaudited)

	September 30,	December 31,
	2005	2004
Assets

Current assets:
Cash and cash equivalents, includes $4,252,427 at September 30, 2005 and $5,473,320 at December 31, 2004 in interest-bearing accounts	$4,267,427	$5,488,320
Net lease receivables due from Leasing Company (notes 1 and 2)	2,163,795	1,348,775
Container rental equipment held for sale (note 1)	406,001	109,150

Total current assets	6,837,223	6,946,245

Container rental equipment, at cost	100,377,331	110,465,981
Less accumulated depreciation	(62,568,846)	(63,905,026)

Net container rental equipment (note 1)	37,808,485	46,560,955

Total assets	$44,645,708	$53,507,200

Partners’ Capital

Partners’ capital (deficit):
General partner	$(571,048)	$(916,725)
Limited partners	45,216,756	54,423,925

Total partners’ capital	$44,645,708	$53,507,200

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XV, L.P.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Net lease revenue (notes 1 and 4)	$2,110,455	$2,349,865	$6,484,119	$6,306,272

Other operating income (expenses):
Depreciation	(1,552,825)	(1,766,855)	(4,834,394)	(5,332,851)
Other general and administrative expenses	(55,317)	(47,279)	(175,598)	(156,382)
Asset impairment loss	—	—	(125,498)	—
Net gain (loss) on disposal of equipment	123,448	22,822	441,847	(65,356)

Income from operations	625,761	558,553	1,790,476	751,683

Other income:
Interest income	32,327	6,650	79,184	11,166

Net income	$658,088	$565,203	$1,869,660	$762,849

Allocation of net income:
General partner	$229,405	$77,696	$766,651	$212,580
Limited partners	428,683	487,507	1,103,009	550,269

	$658,088	$565,203	$1,869,660	$762,849

Limited partners’ per unit share of net income	$0.06	$0.07	$0.15	$0.08

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XV, L.P.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2005	2004
Net cash provided by operating activities	$6,097,873	$5,875,580

Cash provided by investing activities:
Proceeds from disposal of equipment	3,404,026	1,327,872
Payment received on sales-type lease for sale of rental equipment	8,360	—

	3,412,386	1,327,872

Cash used in financing activities:
Distributions to general partner	(420,974)	(268,107)
Distributions to limited partners	(10,310,178)	(5,840,450)

	(10,731,152)	(6,108,557)

Net (decrease) increase in cash and cash equivalents	(1,220,893)	1,094,895

Cash and cash equivalents at the beginning of the period	5,488,320	3,637,938

Cash and cash equivalents at the end of the period	$4,267,427	$4,732,833

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
The Partnership has completed its 11th year of operations and has entered its liquidation phase wherein the General Partner focuses its attention on the retirement of the remaining equipment in the Partnership’s container fleet. At September 30, 2005, approximately 79% of the original equipment remained in the Partnership’s fleet. The General Partner will take several factors into consideration when examining options for the timing of the disposal of the containers. These factors include the impact of a diminishing fleet size and current market conditions on the level of gross lease revenue, and fixed operating costs relative to this revenue. Parallel to these considerations will be a projected increase in expenses for devoting significant resources to the additional reporting and compliance requirements of Section 404 of the Sarbanes Oxley Act of 2002, which addresses a range of corporate governance, disclosure, and accounting issues. These costs may include increased accounting and administrative expenses for additional staffing and outside professional services by accountants and consultants. These additional costs, depending on their materiality, may reduce the Partnership’s results from operations and therefore negatively affect future distributions to the Limited Partners.
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
i.	The age of the North American Dry Containers.

ii.	The lack of demand for the North American Dry Containers.

iii.	The cost to reposition the North American Dry Containers to high demand markets.

iv.	The strong North American container sale market.
CCC and the Leasing Company considered the impact of these factors in June 2005, and determined a change regarding the current marketing strategy for these containers was required. CCC and the Leasing Company concluded that effective June 1, 2005, the North American Dry Containers would be targeted for immediate sale.
Assets to be disposed of: In June 2005, the Leasing Company committed to a plan to dispose of 404 of the Partnership’s North American Dry Containers. It was concluded that the carrying value of these containers, $691,098, exceeded fair value and accordingly, an impairment charge of $125,498 was recorded to operations under impairment losses during June 2005. Fair value was determined by estimating the expected amount to be received at the time of sale. The expected sales price was estimated by evaluating the current sales price of similar containers. During the four-month period ending September 30, 2005, the Partnership sold 114 North American dry containers targeted for sale as of June 1, 2005. The Partnership recognized a gain of $8,574 on the sale of these containers.
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
i.	The current lessees of these containers have communicated to the Leasing Company that due to very high operating costs incurred while leasing the containers, they intend to return all of the leased refrigerated containers utilizing the Sabroe Machinery within the next nine months.

ii.	The Leasing Company is unable to obtain sufficient quantities of spare parts within the market for required maintenance and repairs of the Sabroe Machinery, a direct result of the Sabroe Machinery manufacturer no longer conducting business.

iii.	CCC and the Leasing Company has noted issues regarding the Sabroe Machinery’s reliability for continued use within the lease market, and have deemed the containers to be beyond economical repair.
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
Assets to be disposed of: In December 2004, the Leasing Company committed to a plan to dispose of 52 of the Partnership’s refrigerated containers utilizing the Sabroe Machinery. It was concluded that the carrying value of these containers, $539,698, exceeded fair value and accordingly, an impairment charge of $430,548 was recorded to operations under impairment losses during December 2004. During the nine-month period ended September 30, 2005, the Partnership sold the 52 refrigerated containers targeted for sale as of December 1, 2004. The Partnership recognized a gain of $20,715 on the sale of these containers.
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
There were no impairment charges to the carrying value of container rental equipment for the three and nine-month periods ended September 30, 2004.
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
(2) Net Lease Receivables Due from Leasing Company
Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership, as well as proceeds earned from container disposals. Net lease receivables at September 30, 2005 and December 31, 2004 were as follows:

	September 30,	December 31,
	2005	2004
Gross lease receivables	$3,506,754	$2,704,034
Sales-type lease receivables (net of unearned income)	37,972	—

	3,544,726	2,704,034

Less:
Direct operating payables and accrued expenses	706,662	736,263
Damage protection reserve	310,957	278,829
Base management fees	37,231	85,859
Reimbursed administrative expenses	45,093	61,571
Allowance for doubtful accounts	280,988	192,737

	1,380,931	1,355,259

Net lease receivables	$2,163,795	$1,348,775

(Continued)

CRONOS GLOBAL INCOME FUND XV, L.P.
Notes to Unaudited Condensed Financial Statements
(3) Sales-Type Lease Receivable
On February 1, 2005, the Leasing Company, on behalf of the Partnership, entered a lease purchase agreement with one lessee to include a bargain purchase option. As a result of the lease purchase agreement, the Partnership classified the lease purchase agreement as a sales-type lease, recorded a sales-type lease receivable and recognized the sale of 6 on-hire containers. The sales-type lease expires on January 31, 2008. At September 30, 2005, the minimum future lease rentals under this sales-type lease, net of unearned income are:

	Gross Sales-Type	Unearned Sales-Type	Net Minimum Future
	Lease Receivable	Lease Income	Sales-Type Lease Rentals
2005	$4,416	$597	$3,819
2006	17,520	1,710	15,810
2007	17,520	659	16,861
2008	1,489	7	1,482

Total	$40,945	$2,973	$37,972

(4) Net Lease Revenue
Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 2005 and 2004 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Rental revenue	$2,946,936	$3,286,965	$9,101,824	$9,685,798
Interest income from sales-type lease	664	—	1,383	—

	2,947,600	3,286,965	9,103,207	9,685,798

Less:
Rental equipment operating expenses	492,004	529,173	1,501,948	2,172,816
Base management fees	202,640	226,718	624,291	671,127
Reimbursed administrative expenses
Salaries	106,395	118,624	355,989	369,312
Other payroll related expenses	9,603	22,498	48,130	47,889
General and administrative expenses	26,503	40,087	88,730	118,382

	837,145	937,100	2,619,088	3,379,526

Net lease revenue	$2,110,455	$2,349,865	$6,484,119	$6,306,272

(Continued)

CRONOS GLOBAL INCOME FUND XV, L.P.
Notes to Unaudited Condensed Financial Statements
(5) Operating Segment
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
The Partnership derives its revenues from dry cargo, refrigerated and tank containers used by its customers in global trade routes. As of September 30, 2005, the Partnership operated 20,260 twenty-foot 7,253 forty-foot and 1,957 forty-foot high-cube marine dry cargo containers, as well as 362 twenty-foot and 83 forty-foot high-cube refrigerated cargo containers, and 210 twenty-four thousand-liter tanks. A summary of gross lease revenue, by product, for the three-month periods ended September 30, 2005 and 2004 follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Dry cargo containers	$2,538,211	$2,813,293	$7,835,005	$8,209,122
Refrigerated containers	255,639	320,028	785,090	995,848
Tank containers	153,750	153,644	483,112	480,828

Total	$2,947,600	$3,286,965	$9,103,207	$9,685,798

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
Market Overview
     Commencing in 2004, the Partnership’s 11th year of operations, the Partnership began focusing its attention on the disposition of its fleet in accordance with another of its original investment objectives, realizing the residual value of its containers after the expiration of their economic useful lives, estimated to be between 12 to 15 years after placement in leased service. Accordingly, the Partnership’s financial condition and results from operations are affected by the impact of market conditions on its remaining on-hire containers, as well as market conditions affecting the Partnership’s off-hire containers, including those affecting the container resale market.
     The container leasing industry continues to operate under the most favorable market conditions in its 35-year-plus history. During 2003 and 2004, industry observers report that global container trade grew by an estimated 8% and 12%, respectively. In comparison, global container trade grew by a modest 3.7% during 2001, a recession year. These favorable conditions contributed to a strong container leasing market, resulting in high levels of demand for existing containers and a decline in off-hire container inventories. During 2005, demand for existing dry cargo containers eased from the levels experienced in 2004 when demand often exceeded supply, resulting in a more balanced leasing market. As a result, utilization of the Partnership’s combined fleet declined to approximately 90.4% at September 30, 2005 when compared to 91.8% at June 30, 2005, still a very favorable level of utilization when compared to historical levels. Forecasts for economic growth and global container trade remain strong and, while 2005 is expected to finish as one of the strongest years for the container leasing industry, growth in these indicators is expected to be at a more moderate pace than that experienced during 2004. This is due to a number of factors, including the effects of increased crude oil prices on the global economy.
     During the three and nine-month periods ending September 30, 2005, high utilization levels continued to contribute to low inventories of off-hire containers as shipping lines employed more leased containers to meet the growth in containerized trade. Declining inventories have also contributed to an increase in the amount of proceeds realized on the sale of used containers, as fewer containers are available at non-factory locations to meet the demand of buyers. The inventory levels experienced during the three and nine-month periods ended September 30, 2005 have generally resulted in substantial decreases in storage and other inventory-related operating expenses. A significant increase in container inventories in future periods may contribute to increases in the Partnership’s storage and related inventory expenses.
     The price of a new 20-foot dry cargo container increased to a peak of $2,300 during the first nine months of 2005 and has declined to approximately $1,700 at the end of September 2005 due to reduced demand for new dry cargo containers, a corresponding buildup of new container inventories at Chinese container factories and a recent decline in the price of Corten steel and other raw materials. The decline in orders for new dry cargo containers was further affected by increased efficiencies by the shipping lines, as well as the fact that ports have avoided the congestion problems that occurred in the U.S. and Europe during 2004. The recent decline in the cost of new dry cargo containers was the first to have occurred in over three years. Container prices continue to be tied to energy costs, steel prices and interest rates, and are subject to fluctuations based on these variables. Although the Partnership may no longer purchase new containers, the price of new containers has indirectly contributed to the Partnership’s results of operations, influencing the level of lease per-diems for existing older containers, as well as container sale prices realized upon their eventual disposal.
     The sale of the Partnership’s off-hire containers, in accordance with one of its aforementioned original investment objectives, has also positively affected the Partnership’s results from operations, contributing to the Partnership’s high utilization levels, minimizing storage and other inventory-related costs incurred for its off-hire containers, as well as realizing favorable sale proceeds from the sale of its containers. During the third quarter of 2005, buyers continued to demand existing, older containers. In many geographical markets, sales prices for used containers increased as inventories of off-hire containers at non-factory locations declined, reducing the available supply of containers eligible for sale. A significant increase in inventory levels in future periods, as well as significant declines in new container prices, could adversely impact sales proceeds realized on the sale of containers.

     The increased trade volumes of recent years have contributed to shortages of both containerships and tonnage capacity. As a result, shipping lines have embarked on a major new shipbuilding program. Industry analysts are expressing concern that the current program of new shipbuilding may create over-capacity within the shipping industry once the new containerships scheduled for delivery during 2006 and 2007 are placed in service. Based on current orders, industry analysts predict that the world’s containership fleet will exceed 10 million TEU by the end of 2007, compared to less than 7 million TEU at the beginning of 2004. Over-capacity may contribute to lower freight rates, resulting in reduced profitability for the shipping lines, that in turn could have adverse implications for container leasing companies.
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

     At September 30, 2005, approximately 79% of the original equipment remained in the Partnership’s fleet, as compared to approximately 86% at December 31, 2004. The following table summarizes the composition of the Partnership’s fleet (based on container type) at September 30, 2005.

	Dry Cargo			Refrigerated		Tank
	Containers			Containers		Containers
			40-Foot		40-Foot
	20-Foot	40-Foot	High-Cube	20-Foot	High-Cube	24,000-Liter
Containers on lease:
Master lease	13,123	4,134	1,444	225	25	129
Term lease
Short term[1]	2,115	651	180	63	1	21
Long term[2]	3,641	1,217	188	—	24	38
Sales-type lease	—	—	—	—	9	—

Subtotal	18,879	6,002	1,812	288	59	188
Containers off lease	1,381	1,251	145	74	24	22

Total container fleet	20,260	7,253	1,957	362	83	210

	Dry Cargo						Refrigerated				Tank
	Containers						Containers				Containers
					40-Foot
	20-Foot		40-Foot		High-Cube		20-Foot		40-Foot		24,000-Liter
	Units	%	Units	%	Units	%	Units	%	Units	%	Units	%
Total purchases	26,446	100%	8,751	100%	2,179	100%	463	100%	100	100%	229	100%
Less disposals	6,186	23%	1,498	17%	222	10%	101	22%	17	17%	19	8%

Remaining fleet at September 30, 2005	20,260	77%	7,253	83%	1,957	90%	362	78%	83	83%	210	92%

1.	Short term leases represent term leases that are either scheduled for renegotiation or that may expire on or before September 30, 2006.

2.	Long term leases represent term leases, the majority of which will expire between October 2006 and December 2010.
Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004
Net lease revenue was $2,110,455 for the three months ended September 30, 2005 compared to $2,349,865 for the same period in the prior year. The decrease was primarily due to a $340,029 decline in gross rental revenue, partially offset by a $37,169 reduction in rental equipment expenses. Gross rental revenue was impacted by the Partnership’s smaller fleet size, decreases of 3% in both the average per-diem rental rates for dry cargo and refrigerated cargo containers and a decrease in dry cargo utilization rates when compared to the same three month period in the prior year. The decrease in direct operating expenses was primarily attributable to the Partnership’s reduced fleet size in the three-month period ended September 30, 2005, compared to the same period in the prior year, and its impact on activity and inventory-related expenses. The Partnership experienced declines in expenses such as repair and maintenance, and repositioning costs. These decreases in direct operating expenses were partially offset by an increase in handling and storage costs, and the provision for doubtful accounts.

The Partnership’s average fleet size and utilization rates for the three-month periods ended September 30, 2005 and 2004 were as follows:

	Three Months Ended
	September 30,	September 30,
	2005	2004
Fleet size (measured in twenty-foot equivalent units (TEU))
Dry cargo containers	39,078	43,318
Refrigerated containers	546	640
Tank containers	211	219

Average utilization rates
Dry cargo containers	92%	93%
Refrigerated containers	81%	80%
Tank containers	91%	89%
     Other components of net lease revenue, including management fees and reimbursed administrative expenses, were lower by a combined $62,786 when compared to the same period in 2004.
     Depreciation expense of $1,552,825 for the three months ended September 30, 2005 declined by $214,030 when compared to the corresponding period in 2004, a direct result of the Partnership’s aging and declining fleet size.
     Other general and administrative expenses amounted to $55,317 for the three month period ended September 30, 2005, an increase of $8,038 or 17% when compared to the same period in 2004, primarily due to increases in investor communication expenses and other professional fees.
     Asset impairment loss was incurred by the Partnership in the second quarter of 2005 relating to off-hire forty-foot dry cargo containers located in North America (the “North American Dry Containers”). CCC and the Leasing Company conducted a review, the purpose of which was to consider the issues concerning the sale or continued leasing of the North American Dry Containers, and to identify the consequences, if any, from an accounting perspective. CCC and the Leasing Company concluded that the North American Dry Containers would be targeted for immediate sale, effective June 1, 2005.
Assets to be disposed of: In June 2005, the Leasing Company committed to a plan to dispose of 404 of the Partnership’s North American dry containers. It was concluded that the carrying value of these containers, $691,098, exceeded fair value and accordingly, an impairment charge of $125,498 was recorded to operations under impairment losses. During the three-month period ended September 30, 2005, 81 North American Dry Containers were sold. The remaining 290 North American Dry Containers are expected to be disposed of over the final quarter of 2005. Fair value was determined by estimating the expected amount to be received at the time of sale. The expected sales price was estimated by evaluating the current sales price of similar containers.
     There was no reduction to the carrying value of container rental equipment due to impairment during the three-month period ended September 30, 2004.

     Net gain on disposal of equipment for the three months ended September 30, 2005 was $123,448 during the third quarter of 2005, compared to $22,822 for the corresponding period in 2004. The Partnership disposed of 1,004 containers, as compared to 557 containers during the same three-month period in 2004. Included within the 1,004 containers disposed during the third quarter of 2005 were:
•	One refrigerated container impaired and targeted for sale as of December 1, 2004. A loss of $50 was attributable to the sale of this container.

•	81 North American Dry Containers impaired and targeted for sale as of June 1, 2005. A gain of $4,109 was attributable to the sale of these 81 containers.
     The Partnership believes that the net gain on container disposals in the three-month period ended September 30, 2005 was a result of various factors, including the volume of disposed containers, the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the amount of sales proceeds received and the related gain or loss on container disposals, as well as agreements entered into for the sale of the Partnership’s remaining containers.
Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004
     Net lease revenue was $6,484,119 for the nine months ended September 30, 2005 compared to $6,306,272 for the same period in the prior year. The increase was primarily due to a $670,868 reduction in rental equipment expenses, partially offset by a $583,974 decline in gross rental revenue. The decrease in direct operating expenses was attributable to the Partnership’s higher combined utilization rates in the nine-month period ended September 30, 2005, compared to the same period in the prior year, and its impact on activity and inventory-related expenses such as handling, repair and maintenance, repositioning and storage costs. These declines in direct operating expenses were partially offset by an increase in the provision for doubtful accounts. Gross rental revenue was impacted by the Partnership’s smaller fleet size, partially offset by a 1% increase in the average per-diem rental rate for dry cargo containers and an increase in fleet utilization rates when compared to the same nine month period in the prior year.
     The Partnership’s average fleet size and utilization rates for the nine-month periods ended September 30, 2005 and 2004 were as follows:

	Nine Months Ended
	September 30,	September 30,
	2005	2004
Fleet size (measured in twenty-foot equivalent units (TEU))
Dry cargo containers	40,527	43,783
Refrigerated containers	566	647
Tank containers	212	220

Average utilization rates
Dry cargo containers	92%	89%
Refrigerated containers	83%	86%
Tank containers	91%	89%
     Other components of net lease revenue, including management fees and reimbursed administrative expenses, were lower by a combined $89,570 when compared to the same period in 2004.
     Depreciation expense of $4,834,394 for the nine months ended September 30, 2005 declined by $498,457 when compared to the corresponding period in 2004, a direct result of the Partnership’s aging and declining fleet size.

     Other general and administrative expenses amounted to $175,598 for the nine month period ended September 30, 2005, an increase of $19,216 or 12% when compared to the same period in 2004 due to increases in investor communication expenses.
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
     Net gain on disposal of equipment for the nine months ended September 30, 2005 was $441,847, as compared to a net loss of $65,356 for the corresponding period in 2004. The Partnership disposed of 2,795 containers during the first nine months of 2005, compared to 1,260 containers during the same nine-month period in 2004. Included within the 2,795 containers disposed during the first nine months of 2005 were:
•	52 refrigerated containers impaired and targeted for sale as of December 1, 2004. A gain of $20,715 was attributable to the sale of these 52 impaired refrigerated containers.

•	114 North American Dry Containers impaired and targeted for sale as of June 1, 2005. A gain of $8,574 was attributable to the sale of these 114 containers.
     The Partnership believes that the net gain on container disposals in the nine-month period ended September 30, 2005, was a result of various factors, including the volume of disposed containers, the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed.
     The level of the Partnership’s container disposals in subsequent periods, the price of steel, new container prices and the current leasing market’s impact on sales prices for existing older containers such as those owned by the Partnership, as well as agreements entered into for the sale of the Partnership’s remaining containers, will also contribute to fluctuations in the net gain or loss on disposals. There were no reductions to the carrying value of container rental equipment due to impairment during the three and nine-month periods ended September 30, 2004.

Liquidity and Capital Resources
     The Partnership’s primary objective is to generate cash flow from operations for distribution to its limited partners. Aside from the initial working capital reserve retained from gross subscription proceeds (equal to approximately 1% of such proceeds), the Partnership relies primarily on container rental receipts to meet this objective, as well as to finance operating needs. Cash generated from container sales proceeds are distributed to its limited partners. No credit lines are maintained to finance working capital. Commencing in 2004, the Partnership’s 11th year of operations, the Partnership began focusing its attention on the disposition of its fleet in accordance with another of its original investment objectives, realizing the residual value of its containers after the expiration of their economic useful lives, estimated to be between 12 to 15 years after placement in leased service. During 2005, the Partnership began to actively dispose of its fleet. Cash proceeds from these container disposals, in addition to cash from operations, will provide the cash flow for distributions to the limited partners.
     At September 30, 2005, approximately 79% of the original equipment remained in the Partnership’s fleet. The General Partner will take several factors into consideration when examining options for the timing of the disposal of the containers. These factors include the impact of a diminishing fleet size and current market conditions on the level of gross lease revenue, and fixed operating costs relative to this revenue. Parallel to these considerations will be a projected increase in expenses for the additional reporting and compliance requirements of Section 404 of the Sarbanes Oxley Act of 2002, which addresses a range of corporate governance, disclosure, and accounting issues. These costs may include increased accounting and administrative expenses for additional staffing and outside professional services by accountants and consultants. These additional costs, depending on their materiality, may reduce the Partnership’s results from operations and therefore negatively affect future distributions to the Limited Partners. Upon the liquidation of CCC’s interest in the Partnership, CCC shall contribute to the Partnership, if necessary, an aggregate amount equal to the lesser of the deficit balance in its capital account at the time of such liquidation, or 1.01% of the excess of the Limited Partners’ capital contribution to the Partnership over the capital contributions previously made to the Partnership by CCC, after giving effect to the allocation of income or loss arising from the liquidation of the Partnership’s assets.
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
     At September 30, 2005, the Partnership had $4,267,427 in cash and cash equivalents, a decrease of $1,220,893 from the cash balances at December 31, 2004. The Partnership invests its working capital, as well as cash flows from operations and the sale of containers that have not yet been distributed to CCC or its limited partners, in money market funds. The liquidation of the Partnership’s remaining containers will be the primary factor influencing the future level of cash from operating, investing and financing activities.
     Cash from Operating Activities: Net cash provided by operating activities, primarily generated from the billing and collection of net lease revenue, was $6,097,873 during the nine months ended September 30, 2005, compared to $5,875,580 for the same nine month period in 2004.
     Cash from Investing Activities: Net cash provided by investing activities was $3,412,386 during the nine months ended September 30, 2005, compared to $1,327,872 in the corresponding period of 2004. The 2005 amount was comprised of $3,404,026 of sales proceeds generated from the sale of container equipment and $8,360 of payment received on the sales-type lease for the sale of rental equipment. In comparison, during the nine-month period ended September 30, 2004, net cash provided by investing activities was comprised of $1,327,872 of sales proceeds generated from the sale of container equipment.
     Cash from Financing Activities: Net cash used in financing activities was $10,731,152 during the nine months ended September 30, 2005 compared to $6,108,557 during the nine months ended September 30, 2004. These amounts represent distributions to the Partnership’s general and limited partners.

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
Item 4. Submissions of Matters to a Vote of Securities Holders
     Not applicable.
Item 5. Other Information
     Not applicable.
Item 6. Exhibits
(a) Exhibits

Exhibit
No.	Description	Method of Filing
3(a)	Limited Partnership Agreement, amended and restated as of December 15, 1993	*

3(b)	Certificate of Limited Partnership	**

10	Form of Leasing Agent Agreement with Cronos Containers Limited	***

31.1	Rule 13a-14 Certification	Filed with this document

31.2	Rule 13a-14 Certification	Filed with this document

32	Section 1350 Certification	Filed with this document ****

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Partnership dated December 17, 1993, included as part of Registration Statement on Form S-1 (No. 33-69356)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-69356)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-69356)

****	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

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

John Kallas
Chief Financial Officer and
Director of Cronos Capital Corp. (“CCC”)
Principal Financial and Accounting Officer of CCC

Date: November 11, 2005

EXHIBIT INDEX

Exhibit
No.	Description	Method of Filing
3(a)	Limited Partnership Agreement, amended and restated as of December 15, 1993	*

3(b)	Certificate of Limited Partnership	**

10	Form of Leasing Agent Agreement with Cronos Containers Limited	***

31.1	Rule 13a-14 Certification	Filed with this document

31.2	Rule 13a-14 Certification	Filed with this document

32	Section 1350 Certification	Filed with this document ****

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Partnership dated December 17, 1993, included as part of Registration Statement on Form S-1 (No. 33-69356)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-69356)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-69356)

****	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.