Form 10-Q
period 2006-06-30
CRONOS GLOBAL INCOME FUND XV LP
filed 2006-08-11
CIK 912605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

CRONOS GLOBAL INCOME FUND XV, L.P.
Report on Form 10-Q for the Quarterly Period
Ended June 30, 2006

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Presented herein are the condensed balance sheets of Cronos Global Income Fund XV, L.P. (the “Partnership”) as of June 30, 2006 and December 31, 2005, condensed statements of operations for the three and six months ended June 30, 2006 and 2005, and condensed statements of cash flows for the six months ended June 30, 2006 and 2005, (collectively the “Financial Statements”) prepared by the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Partnership’s December 31, 2005 Annual Report on Form 10-K. These Financial Statements reflect, in the opinion of the Partnership and Cronos Capital Corp. (“CCC”), the general partner, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The statements of operations for such interim periods are not necessarily indicative of the results for the full year.
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

CRONOS GLOBAL INCOME FUND XV, L.P.
Condensed Balance Sheets
(Unaudited)

	June 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents, includes $4,030,443 at June 30, 2006 and $4,696,949 at December 31, 2005 in interest-bearing accounts	$4,045,443	$4,711,949
Net lease and other receivables due from Leasing Company	1,311,321	1,631,833

Total current assets	5,356,764	6,343,782

Container rental equipment, at cost	88,331,004	96,852,435
Less accumulated depreciation	(58,955,858)	(61,816,428)

Net container rental equipment	29,375,146	35,036,007

Container rental equipment held for sale	317,802	335,921

Total assets	$35,049,712	$41,715,710

Partners’ Capital

Partners’ capital (deficit):
General partner	$(540,568)	$(536,718)
Limited partners	35,590,280	42,252,428

Total partners’ capital	$35,049,712	$41,715,710

The accompanying notes are an integral part of these condensed financial statements.

CRONOS GLOBAL INCOME FUND XV, L.P.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Net lease revenue	$1,663,088	$2,103,133	$3,440,744	$4,373,663

Other operating income (expenses):
Depreciation	(1,376,075)	(1,613,303)	(2,825,770)	(3,281,570)
Other general and administrative expenses	(63,398)	(65,624)	(121,211)	(120,279)
Asset impairment loss	—	(125,498)	—	(125,498)
Net gain on disposal of equipment	37,388	167,101	65,245	318,399

	(1,402,085)	(1,637,324)	(2,881,736)	(3,208,948)

Income from operations	261,003	465,809	559,008	1,164,715

Other income:
Interest income	45,383	26,757	88,468	46,857

Net income	$306,386	$492,566	$647,476	$1,211,572

Allocation of net income:
General partner	$125,783	$278,418	$247,447	$537,247
Limited partners	180,603	214,148	400,029	674,325

	$306,386	$492,566	$647,476	$1,211,572

Limited partners’ per unit share of net income	$0.03	$0.03	$0.06	$0.09

The accompanying notes are an integral part of these condensed financial statements.

CRONOS GLOBAL INCOME FUND XV, L.P.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2006	2005
Net cash provided by operating activities	$3,577,678	$3,991,035

Cash flows from investing activities:
Proceeds from sale of container rental equipment	3,061,586	2,121,044
Proceeds collected on sales-type lease receivable	7,704	3,944

Net cash provided from investing activities	3,069,290	2,124,988

Cash flows from financing activities:
Distributions to general partner	(251,297)	(282,804)
Distributions to limited partners	(7,062,177)	(6,793,990)

Net cash used in financing activities	(7,313,474)	(7,076,794)

Net decrease in cash and cash equivalents	(666,506)	(960,771)

Cash and cash equivalents at the beginning of the period	4,711,949	5,488,320

Cash and cash equivalents at the end of the period	$4,045,443	$4,527,549

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

The Partnership is in its 12th year of operations and is in its liquidation phase wherein CCC is focusing its attention on the retirement of the remaining equipment in the Partnership’s container fleet. At June 30, 2006, approximately 68% of the original equipment remained in the Partnership’s fleet. CCC will take several factors into consideration when examining options for the timing of the disposal of the containers. These factors include the impact of a diminishing fleet size and current market conditions on the level of gross lease revenue, and fixed operating costs relative to this revenue. Parallel to these considerations will be a projected increase in expenses for devoting significant resources to the additional reporting and compliance requirements of Section 404 of the Sarbanes Oxley Act of 2002, which addresses a range of corporate governance, disclosure, and accounting issues. These costs may include increased accounting and administrative expenses for additional staffing and outside professional services by accountants and consultants. These additional costs, depending on their materiality, may reduce the Partnership’s results from operations and therefore negatively affect future distributions to the Limited Partners.

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
CCC and the Leasing Company considered the impact of these factors, and determined a change regarding the current marketing strategy for the containers was required. CCC and the Leasing Company concluded that effective June 1, 2005, the North American Dry Containers would be targeted for immediate sale and committed to a plan to dispose of the North American Dry Containers. It was concluded that the carrying value of these containers, $691,098, exceeded fair value and accordingly, an impairment charge of $125,498, or approximately $0.02 per limited partnership unit, was recorded to operations under impairment losses during the three-month period ended June 30, 2005. Fair value was determined by estimating the expected amount to be received at the time of sale. The expected sales price was estimated by evaluating the current sales price of similar containers. During the six month period ending June 30, 2006, the Partnership sold 13 North American Dry Containers targeted for sale. The Partnership recognized a loss of $409 on the sale of these containers. At June 30, 2006, 227 of the original 404 North American Containers remain in the Partnership’s fleet awaiting disposal.
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
Assets to be held and used: CCC and the Leasing Company concluded that the carrying value of the 46 on-hire refrigerated containers utilizing the Sabroe Machinery, $478,364, exceeded the future cash flows expected to result from the use of these containers and their eventual disposition, and therefore was not recoverable. Accordingly, a charge of $355,137, or approximately $0.05 per limited partnership unit, was recorded to operations under impairment losses during December 2004. At June 30, 2006, 11 of the original 46 refrigerated containers impaired remained on-hire. Fair value was determined by discounting future expected cash flows.
There were no impairment charges to the carrying value of container rental equipment during the six-month period ended June 30, 2006.
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

The interim financial statements presented herewith reflect, in the opinion of management, all adjustments of a normal recurring necessary to present fairly the results for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.
(2)	Net Lease and Other Receivables Due from Leasing Company

Net lease and other receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership, as well as proceeds earned from container disposals. Net lease and other receivables at June 30, 2006 and December 31, 2005 were as follows:

	June 30,	December 31,
	2006	2005
Gross lease and other receivables	$2,315,766	$2,901,995
Sales-type lease receivable (net of unearned income)	26,448	34,153

	2,342,214	2,936,148
Less:
Direct operating payables and accrued expenses	499,242	647,270
Damage protection reserve	192,703	305,327
Base management fees (receivable) payable	(23,091)	3,087
Reimbursed administrative expenses	39,808	54,289
Allowance for doubtful accounts	322,231	294,342

	1,030,893	1,304,315

Net lease and other receivables	$1,311,321	$1,631,833

(Continued)

CRONOS GLOBAL INCOME FUND XV, L.P.
Notes to Unaudited Condensed Financial Statements
(3)	Net Lease Revenue

Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 2006 and 2005 were as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Rental revenue	$2,270,716	$3,038,326	$4,854,116	$6,154,888
Interest income from sales-type lease	460	719	979	719

	2,271,176	3,039,045	4,855,095	6,155,607
Less:
Rental equipment operating expenses	323,914	556,912	798,053	1,009,945
Base management fees	158,490	207,504	334,840	421,651
Reimbursed administrative expenses
Salaries	87,344	126,758	201,422	249,594
Other payroll related expenses	13,693	14,520	29,419	38,527
General and administrative expenses	24,647	30,218	50,617	62,227

Total reimbursed administrative expenses	125,684	171,496	281,458	350,348

	608,088	935,912	1,414,351	1,781,944

Net lease revenue	$1,663,088	$2,103,133	$3,440,744	$4,373,663

(4)	Operating Segment

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

The Partnership derives revenues from dry cargo, refrigerated and tank containers used by its customers in global trade routes. As of June 30, 2006, the Partnership operated 17,416 twenty-foot, 6,099 forty-foot and 1,812 forty-foot high-cube marine dry cargo containers, as well as 317 twenty-foot and 73 forty-foot high-cube refrigerated containers, and 207 twenty-four thousand-liter tanks.
(Continued)

CRONOS GLOBAL INCOME FUND XV, L.P.
Notes to Unaudited Condensed Financial Statements
(4)	Operating Segment (continued)

A summary of gross lease revenue earned by the Leasing Company, on behalf of the Partnership, by product, for the three and six-month periods ended June 30, 2006 and 2005 follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Dry cargo containers	$1,936,489	$2,605,428	$4,158,524	$5,296,794
Refrigerated containers	197,310	259,685	413,148	529,451
Tank containers	137,377	173,932	283,423	329,362

Total	$2,271,176	$3,039,045	$4,855,095	$6,155,607

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
Market Overview
     Market conditions during the second quarter of 2006 for the Partnership’s dry cargo and refrigerated containers reflected an improvement in demand when compared to the first quarter of the year, which traditionally has been a period of reduced activity within the container shipping and leasing industries. Other factors that affected the container leasing industry during the first quarter, including the purging of excess equipment by the shipping lines from their leased container fleets and ongoing structural changes within the shipping industry, had less of an impact on the container leasing market and the Partnership’s operations during the second quarter. During the second quarter, industry experts deemed the container shipping industry stronger than originally forecasted. In particular, the concern that additional cargo capacity created by the delivery of new containerships would outpace demand, was alleviated in the short term by the fact that the new, larger containerships were utilized to update existing trade routes, as opposed to launching new services. Additionally, shipping lines are reported to have reduced their investment in new containers during the first half of 2006 due to the rising price of new containers, as well as a reduction in earnings stemming from lower freight rates, higher fuel costs and rising interest rates. By the end of the second quarter, certain economic trends, including yet higher energy costs, coupled with rising interest rates and higher consumer prices in the US and other countries, appeared to support a slowing in the growth of the global economy.
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
     Utilization of the Partnership’s dry cargo container fleet averaged 93% and 91% for the three and six-month periods ended June 30, 2006, respectively. In comparison, dry cargo container utilization rates measured 92% for both the three and six-month periods ended June 30, 2005. The utilization rate for the Partnership’s refrigerated container fleet measured 72% and 75% for the three and six-month periods ended June 30, 2006, respectively. In comparison, refrigerated container utilization rates for the three and six-month periods ended June 30, 2005 averaged 84% and 83%, respectively. Utilization of the Partnership’s tank container fleet averaged 89% and 88% for the three and six-month periods ended June 30, 2006, respectively. In comparison, tank container utilization rates for the three and six-month periods ended June 30, 2005 averaged 92% and 91% respectively. During the same three and six-month periods ended June 30, 2005, the container leasing industry was benefiting from one of the most favorable periods in its 35-year-plus history, resulting in higher levels of demands for existing containers and lower levels of off-hire container inventories than during the same periods in 2006. The registrant’s 2006 dry container fleet utilization did not experience a material decline in utilization from the same three and six-month periods in 2005. As a result of the Partnership’s liquidation stage strategy, the number of disposed containers increased, contributing to lower off-hire container inventories.
     During the second quarter of 2006, the secondary market demand for used containers remained favorable. Higher utilization levels contributed to lower container inventories, resulting in a decrease in the volume of containers available for sale and a slight increase in container sale prices. Changes in future inventory levels, as well as significant fluctuations in new container prices, could adversely impact sales proceeds realized on the sale of the Partnership’s remaining containers. The sale of the Partnership’s off-hire containers, in accordance with one of its aforementioned original investment objectives, has positively affected the Partnership’s results from operations, contributing to high utilization levels in recent periods, minimizing storage and other inventory-related costs incurred for its off-hire containers, as well as realizing gains from the sale of its containers.
     Since December 31, 2005, the price of a new 20-foot dry cargo container increased from approximately $1,500 to approximately $2,000 by the end of July 2006. This rise is primarily attributable to a recent upswing in the price of raw materials used in the production of containers. Most leasing companies reduced their dry cargo container purchasing during the last half of 2005, took delivery of virtually no additional dry cargo containers during the fourth quarter of 2005, and continued to curtail their investment in new containers during the first half of 2006, anticipating a decline in new container prices by the end of 2006. Although the Partnership no longer purchases new containers, the price of new containers indirectly contributed to the Partnership’s results of operations by influencing the level of lease per-diems for existing older containers, as well as container sale prices realized upon their eventual disposal.
     The average per-diem rate for the Partnership’s dry cargo containers during the three and six-month periods ending June 30, 2006 decreased approximately 12% and 10%, respectively, when compared to the same periods in the prior year. The average per-diem rate for the Partnership’s refrigerated cargo containers during the three and six-month periods ending June 30, 2006 remained approximately the same when compared to the same periods in the prior year. The average per-diem rate for the Partnership’s tank cargo containers during the three and six-month periods ending June 30, 2006 decreased approximately 2% and 3%, respectively, when compared to the same periods in the prior year. The lease market for older dry, refrigerated and tank cargo containers remains competitive and, therefore, it will be subject to significant pricing pressures in subsequent periods.
     A significant number of new containerships built under various shipbuilding programs are expected to be delivered during the third quarter of 2006. A record number of 1,992 containerships are expected to be delivered in 2006, an increase of 50% from the prior year. The additional capacity has recently contributed to lower freight rates as shipping lines position themselves to ensure that they can fill their new capacity, resulting in reduced profitability for the shipping lines that, in turn, could have adverse implications for container leasing companies. Overcapacity and falling freight rates, combined with soaring oil prices and rising interest rates, are contributing to a challenging outlook for the shipping industry. The Partnership, CCC and the Leasing Company continue to monitor the aging of lease receivables, collections and the credit exposure to various existing and new customers. The financial impact of losses from shipping lines may eventually influence the demand for leased containers, as some shipping lines may experience financial difficulties, consolidate, or become insolvent.
Results of Operations
     Pursuant to the Limited Partnership Agreement of the Partnership, all authority to administer the business of the Partnership is vested in CCC. A Leasing Agent Agreement (“Agreement”) exists between the Partnership and the Leasing Company, whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Partnership. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Partnership’s containers to ocean carriers and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Agreement permits the Leasing Company to use the containers owned by the Partnership, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership.
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

     At June 30, 2006, approximately 68% of the original equipment remained in the Partnership’s fleet, as compared to approximately 75% at December 31, 2005. The following table summarizes the composition of the Partnership’s fleet (based on container type) at June 30, 2006.

	Dry Cargo			Refrigerated		Tank
	Containers			Containers		Containers
			40-Foot		40-Foot
	20-Foot	40-Foot	High-Cube	20-Foot	High-Cube	24,000-Liter
Containers on lease:
Master lease	11,376	4,005	1,390	179	38	126
Term lease
Short term[1]	3,863	1,438	212	29	24	33
Long term[2]	1,205	180	66	—	2	25
Sales-type lease	—	20	5	—	9	—

Subtotal	16,444	5,643	1,673	208	73	184
Containers off lease	972	456	139	109	—	23

Total container fleet	17,416	6,099	1,812	317	73	207

1.	Short term leases represent term leases that are either scheduled for renegotiation or that may expire on or before June 2007.

2.	Long term leases represent term leases, the majority of which will expire between July 2007 and December 2010.

	Dry Cargo					Refrigerated					Tank
	Containers					Containers					Containers
					40-Foot
	20-Foot		40-Foot		High-Cube		20-Foot		40-Foot		24,000-Liter
	Units	%	Units	%	Units	%	Units	%	Units	%	Units	%
Total purchases	26,446	100%	8,751	100%	2,179	100%	463	100%	100	100%	229	100%
Less disposals	9,030	34%	2,652	30%	367	17%	146	32%	27	27%	22	10%

Remaining fleet at June 30, 2006	17,416	66%	6,099	70%	1,812	83%	317	68%	73	73%	207	90%

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005
     Net lease revenue was $1,663,088 for the three months ended June 30, 2006 compared to $2,103,133 for the same period in the prior year. The decline was primarily due to a $767,869 decline in gross rental revenue (a component of net lease revenue) when compared to the same period in the prior year. Gross rental revenue was primarily impacted by the Partnership’s smaller fleet size, and a 12% decline in the average dry cargo per-diem rental rate, when compared to the same three-month period in the prior year. Rental equipment operating expenses (a component of net lease revenue) declined $232,998 and was attributable to the Partnership’s declining fleet size. The Partnership’s average fleet size and utilization rates for the three-month periods ended June 30, 2006 and 2005 were as follows:

	Three Months Ended
	June 30,	June 30,
	2006	2005
Fleet size (measured in twenty-foot equivalent units (TEU))
Dry cargo containers	34,113	40,712
Refrigerated containers	491	564
Tank containers	207	213

Average utilization rates
Dry cargo containers	93%	92%
Refrigerated containers	72%	84%
Tank containers	89%	92%

     Other components of net lease revenue, including management fees and reimbursed administrative expenses, were lower by a combined $94,826 when compared to the same period in 2005 due to the declining fleet size and lower operating performance.
     Depreciation expense of $1,376,075 for the three months ended June 30, 2006 declined by $237,228 when compared to the corresponding period in 2005, a direct result of the Partnership’s aging and declining fleet size.
     Other general and administrative expenses amounted to $63,398 for the three-month period ended June 30, 2006, a decrease of $2,226 or 3% when compared to the same period in 2005. This change was attributable to higher professional fees for audit service and investor service administration.
     Impairment charge of $125,498 was incurred by the Partnership during the second quarter of 2005, relating to 404 off-hire forty-foot dry cargo containers located in North America (the “North American Dry Containers”). There were no reductions to the carrying value of container rental equipment due to impairment during the three-month period ended June 30, 2006. The impairment charge was a result of a number of factors identified by CCC and the Leasing Company that impacted the carrying value of the North American Dry Containers:
•	The age of the North American Dry Containers;

•	The lack of demand for the North American Dry Containers;

•	The cost to reposition the North American Dry Containers to high demand markets; and

•	The strong North American container sale market.
     CCC and the Leasing Company considered the impact of these factors, and determined a change regarding the current marketing strategy for the containers was required. CCC and the Leasing Company concluded that effective June 1, 2005, the 404 North American Dry Containers would be targeted for immediate sale. It was concluded that the carrying value of these containers, $691,098, exceeded fair value and accordingly, an impairment charge of $125,498, or approximately $0.02 per limited partnership unit, was recorded to operations under impairment losses during 2005. Fair value was determined by estimating the expected amount to be received at the time of sale. The expected sales price was estimated by evaluating the current sales price of similar containers. During 2005 and 2006, the Partnership sold 177 of the 404 North American dry containers originally targeted for sale. The Partnership recognized a gain of $8,023 on the sale of these containers. The remaining 227 North American Dry Containers are expected to be disposed of during 2006.
     Net gain on disposal of equipment for the three months ended June 30, 2006 and 2005 were $37,388 and $167,101, respectively. The Partnership disposed of 1,382 containers, compared to 1,041 containers during the same three-month period in 2005. Included within the 1,382 containers disposed during the second quarter of 2006 were eight North American dry cargo containers impaired and targeted for sale as of June 1, 2005. A loss of $229 was attributable to the sale of these eight containers. Included within the 1,041 containers disposed during the second quarter of 2005 were 33 refrigerated containers impaired and targeted for sale as of December 1, 2004. A gain of $4,465 was attributable to the sale of these 33 impaired refrigerated containers.
     The net gain on container disposals in the three-month period ended June 30, 2006, was a result of various factors, including the volume of disposed containers, the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the amount of sales proceeds received and the related gain or loss on container disposals.
     The level of the Partnership’s container disposals in subsequent periods, as well as the price of steel, new container prices and the current leasing market’s impact on sales prices for existing older containers such as those owned by the Partnership, will also contribute to fluctuations in the net gain or loss on disposals. There were no reductions to the carrying value of container rental equipment due to impairment during the three-month periods ended June 30, 2006 and 2005.

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005
     Net lease revenue was $3,440,744 for the six months ended June 30, 2006 compared to $4,373,663 for the same period in the prior year. The decline was primarily due to a $1,300,772 decline in gross rental revenue (a component of net lease revenue) when compared to the same period in the prior year. Gross rental revenue was primarily impacted by the Partnership’s smaller fleet size, and a 10% decline in the average dry cargo per-diem rental rate, when compared to the same six-month period in the prior year. Rental equipment operating expenses (a component of net lease revenue) declined $211,892 and was attributable to the Partnership’s declining fleet size. The Partnership’s average fleet size and utilization rates for the six-month periods ended June 30, 2006 and 2005 were as follows:

	Six Months Ended
	June 30,	June 30,
	2006	2005
Fleet size (measured in twenty-foot equivalent units (TEU))
Dry cargo containers	35,034	41,277
Refrigerated containers	499	577
Tank containers	208	213

Average utilization rates
Dry cargo containers	91%	92%
Refrigerated containers	75%	83%
Tank containers	88%	91%
     Other components of net lease revenue, including management fees and reimbursed administrative expenses, were lower by a combined $155,701 when compared to the same period in 2005.
     Depreciation expense of $2,825,770 for the six months ended June 30, 2006 declined by $455,800 when compared to the corresponding period in 2005, a direct result of the Partnership’s aging and declining fleet size.
     Other general and administrative expenses amounted to $121,211 for the six month period ended June 30, 2006, an increase of $932 or 0.8% when compared to the same period in 2005. This change was attributable to higher professional fees for audit service and investor service administration.
     Impairment charges were incurred by the Partnership relating to the North American Dry Containers. In the second quarter of 2005, CCC and the Leasing Company undertook a review of the Partnership’s North American Dry Containers. Due to various factors including the age and demand of the North American Dry Containers, as well as the cost to reposition the containers to high demand markets, and the strong North American container sale market, CCC and the Leasing Company concluded that effective June 1, 2005, 404 North American Dry Containers would be targeted for immediate sale. It was concluded that the carrying value of the North American Dry Containers to be disposed of exceeded fair value and accordingly, an impairment charge of $125,498 was recorded to operations under impairment losses. There were no reductions to the carrying value of container rental equipment due to impairment during the three-month period ended June 30, 2006.
     Net gain on disposal of equipment for the six months ended June 30, 2006 and 2005 were $65,245 and $318,399, respectively. The Partnership disposed of 2,762 containers, compared to 1,791 containers during the same six-month period in 2005. Included within the 2,762 containers disposed during the first six months of 2006 were 13 North American Dry Containers impaired and targeted for sale as of June 1, 2005. A loss of $409 was attributable to the sale of these 13 containers. Included within 1,791 containers disposed during the second quarter of 2005 were 33 refrigerated containers impaired and targeted for sale as of December 1, 2004. A gain of $4,465 was attributable to the sale of these 33 impaired refrigerated containers.

     The net gain on container disposals in the six-month period ended June 30, 2006, was a result of various factors, including the volume of disposed containers, the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed.
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
     The Partnership has commenced its 13th year of operations, and is in its liquidation phase wherein CCC is focusing its attention on the retirement of the remaining equipment in the Partnership’s container fleet. At June 30, 2006, approximately 68% of the original equipment remained in the Partnership’s fleet. The Partnership has been actively disposing of its fleet, with cash proceeds from equipment disposals, in addition to cash from operations, providing the cash flow for distributions to its limited partners. CCC will take several factors into consideration when examining options for the timing of the disposal of the containers. These factors include the impact of a diminishing fleet size and current market conditions on the level of gross lease revenue, and fixed operating costs relative to this revenue. Parallel to these considerations will be a projected increase in expenses for devoting significant resources to the additional reporting and compliance requirements of Section 404 of the Sarbanes Oxley Act of 2002, which addresses a range of corporate governance, disclosure, and accounting issues. These costs may include increased accounting and administrative expenses for additional staffing and outside professional services by accountants and consultants. These additional costs, depending on their materiality, may reduce the Partnership’s results from operations and therefore negatively affect future distributions to the Limited Partners. Upon the liquidation of CCC’s interest in the Partnership, CCC shall contribute to the Partnership, if necessary, an amount equal to the lesser of the deficit balance in its capital account at the time of such liquidation, or 1.01% of the excess of the Limited Partners’ capital contribution to the Partnership over the capital contributions previously made to the Partnership by CCC, after giving effect to the allocation of income or loss arising from the liquidation of the Partnership’s assets.
     Distributions are paid monthly, based primarily on each quarter’s cash flow from operations. Monthly distributions are also affected by periodic increases or decreases to working capital reserves, as deemed appropriate by CCC, the general partner. Cash distributions from operations are allocated 5% to CCC and 95% to the limited partners. Distribution of sales proceeds are allocated 1% to CCC and 99% to the limited partners. This sharing arrangement will remain in place until the limited partners have received aggregate distributions in an amount equal to their capital contributions, plus an 8% cumulative, compounded (daily) annual return on their adjusted capital contributions. Thereafter, all distributions will be allocated 15% to CCC and 85% to the limited partners, pursuant to Section 6.1(b) of the partnership agreement. Cash distributions from operations in excess of 5% of distributable cash will be considered an incentive fee and compensation to CCC.
     At June 30, 2006, the Partnership had $4,045,443 in cash and cash equivalents, a decrease of $666,506 from the cash balances at December 31, 2005. The Partnership invests its working capital, as well as cash flows from operations and the sale of containers that have not yet been distributed to CCC or its limited partners, in money market funds.
     Cash from Operating Activities: Net cash provided by operating activities, primarily generated from the billing and collection of net lease revenue, was $3,577,678 during the six months ended June 30, 2006, compared to $3,991,035 for the same six-month period in 2005.

     Cash from Investing Activities: Net cash provided by investing activities was $3,069,290 during the six months ended June 30, 2006, compared to $2,124,988 in the corresponding period of 2005. These amounts represent sales proceeds generated from the sale of container equipment and proceeds collected from sales-type lease receivables.
     Cash from Financing Activities: Net cash used in financing activities was $7,313,474 during the six months ended June 30, 2006 compared to $7,076,794 during the six months ended June 30, 2005. These amounts represent distributions to the Partnership’s general and limited partners. The Partnership’s continuing container disposals should produce lower operating results, and consequently, lower distributions to its partners in subsequent periods.
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
     There has been no change in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the fiscal quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
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

Date: August 11, 2006

EXHIBT INDEX

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