Form 10-Q
period 2007-03-31
CRONOS GLOBAL INCOME FUND XV LP
filed 2007-05-11
CIK 912605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Ended March 31, 2007

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Presented herein are Cronos Global Income Fund XV, L.P.’s (the “Partnership”) condensed balance sheets as of March 31, 2007 and December 31, 2006, condensed statements of operations for the three months ended March 31, 2007 and 2006, and condensed statements of cash flows for the three months ended March 31, 2007 and 2006, (collectively the “Financial Statements”) prepared by the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Partnership’s December 31, 2006 Annual Report on Form 10-K. These Financial Statements reflect, in the opinion of the Partnership and Cronos Capital Corp. (“CCC”), the general partner, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The statements of operations for such interim periods are not necessarily indicative of the results for the full year.
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

CRONOS GLOBAL INCOME FUND XV, L.P.
Condensed Balance Sheets
(Unaudited)

	March 31,	December 31,
	2007	2006
Assets

Current assets:
Cash and cash equivalents, includes $3,420,700 at March 31, 2007 and $3,427,940 at December 31, 2006 in interest-bearing accounts	$3,435,700	$3,442,940
Net lease and other receivables due from Leasing Company	1,406,722	1,446,206

Total current assets	4,842,422	4,889,146

Container rental equipment, at cost	77,988,312	81,910,061
Less accumulated depreciation	(55,458,526)	(56,999,205)

Net container rental equipment	22,529,786	24,910,856

Total assets	$27,372,208	$29,800,002

Partners’ Capital

Partners’ capital (deficit):
General partner	$(36,451)	$(260,698)
Limited partners	27,408,659	30,060,700

Total partners’ capital	$27,372,208	$29,800,002

The accompanying notes are an integral part of these condensed financial statemants.

CRONOS GLOBAL INCOME FUND XV, L.P.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2007	2006
Net lease revenue	$1,365,345	$1,777,656
Other operating income (expenses):
Depreciation	(1,276,303)	(1,449,696)
Other general and administrative expenses	(74,118)	(57,812)
Net gain on disposal of equipment	256,839	27,857

	(1,093,582)	(1,479,651)

Income from operations	271,763	298,005

Other income:
Interest income	40,104	43,085

Net income	$311,867	$341,090

Allocation of net income:
General partner	$311,867	$121,664
Limited partners	—	219,426

	$311,867	$341,090

Limited partners’ per unit share of net income	$—	$0.03

The accompanying notes are an integral part of these condensed financial statemants.

CRONOS GLOBAL INCOME FUND XV, L.P.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2007	2006
Net cash provided by operating activities	$1,498,352	$2,025,006

Cash flows from investing activities:
Proceeds from sale of container rental equipment	1,221,648	1,304,685
Proceeds collected on sales-type lease receivable	12,420	3,796

Net cash provided by investing activities	1,234,068	1,308,481

Cash flows from financing activities:
Distributions to general partner	(87,620)	(128,936)
Distributions to limited partners	(2,652,040)	(3,605,584)

Net cash used in financing activities	(2,739,660)	(3,734,520)

Net decrease in cash and cash equivalents	(7,240)	(401,033)

Cash and cash equivalents at the beginning of the period	3,442,940	4,711,949

Cash and cash equivalents at the end of the period	$3,435,700	$4,310,916

The accompanying notes are an integral part of these condensed financial statemants.

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
The Partnership has completed its 13th year of operations and is in its liquidation phase wherein CCC is focusing its attention on the retirement of the remaining equipment in the Partnership’s container fleet. At March 31, 2007, approximately 60% of the original equipment remained in the Partnership’s fleet.
(b)	Leasing Company and Leasing Agent Agreement
A Leasing Agent Agreement exists between the Partnership and the Leasing Company, whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Partnership. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Partnership’s containers to ocean carriers and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Partnership, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. Since the Leasing Agent Agreement meets the definition of an operating lease in Statement of Financial Accounting Standards (SFAS) No. 13 “Accounting for Lease”, it is accounted for as a lease under which the Partnership is lessor and the Leasing Company is lessee.
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
Accordingly, rentals under master leases are all variable and contingent upon the number of containers used. Sales-type leases have fixed payment terms and provide the lessee with a purchase option. The net investment in sales-type leases represents a receivable due from the Leasing Company, net of unearned income. Unearned income, when recognized, is reflected in the Partnership’s statements of operations, providing a constant return on capital over the lease term. Unearned income is recorded as part of the net lease receivable due from the Leasing Company. Most containers are leased to ocean carriers under master leases; leasing agreements with fixed payment terms are not material to the financial statements. Since there are no material minimum lease rentals, no disclosure of minimum lease rentals is provided in these financial statements.
(c)	Basis of Presentation
These unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”). For interim financial information and regulation S-X, Article 10 under the Securities Exchange Act of 1934. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and accompanying notes in the Partnership’s December 31, 2006 Annual Report on Form 10-K.
The interim financial statements presented herewith reflect, in the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the results for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.
(d)	Use of Estimates
The preparation of financial statements in conformity with GAAP, requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.
The most significant estimates included within the financial statements are the container rental equipment estimated useful lives and residual values, and the estimate of future cash flows from container rental equipment operations, used to determine the carrying value of container rental equipment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets”.
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
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis projecting future cash flows from container rental equipment operations is prepared annually, or upon material changes in market conditions. Current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size and container disposals are the primary variables utilized in the analysis. Additionally, the Partnership evaluates future cash flows and potential impairment by container type rather than for each individual container, and as a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges to the carrying value of container rental equipment for the three-month periods ended March 31, 2007 and 2006.
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
(Continued)

CRONOS GLOBAL INCOME FUND XV, L.P.
Notes to Unaudited Condensed Financial Statements
(f)	Allocation of Net Income or Loss, Partnership Distributions and Partners’ Capital Accounts (continued)
distribution to the Partnership over the capital contributions previously made to the Partnership by CCC, after giving effect to the allocation of income or loss arising from the liquidation of the Partnership’s assets.
(2)	Net Lease and Other Receivables Due from Leasing Company
Net lease and other receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases and sales-type leases to ocean carriers for the containers owned by the Partnership, as well as proceeds earned from container disposals. Net lease and other receivables at March 31, 2007 and December 31, 2006 were as follows:

	March 31,	December 31,
	2007	2006
Gross lease and other receivables	$2,163,644	$2,215,917
Sales-type lease receivable (net of unearned income)	69,958	89,913

	2,233,602	2,305,830
Less:
Direct operating payables and accrued expenses	434,717	521,540
Base management fees payable (receivable)	68,853	(5,858)
Reimbursed administrative expenses	35,958	36,537
Allowance for doubtful accounts	287,352	307,405

	826,880	859,624

Net lease and other receivables	$1,406,722	$1,446,206

(Continued)

CRONOS GLOBAL INCOME FUND XV, L.P.
Notes to Unaudited Condensed Financial Statements
(3)	Net Lease Revenue
Net lease revenue is recorded by the Partnership in each period based upon its leasing agent agreement with the Leasing Company. Net lease revenue is generally dependent upon operating lease rentals from operating lease agreements and sales-type lease agreements between the Leasing Company and its various lessees, less direct operating expenses, management fees and reimbursed administrative expenses incurred in respect of the containers specified in each operating lease agreement. Net lease revenue for the three-month periods ended March 31, 2007 and 2006 were as follows:

	Three Months Ended
	March 31,	March 31,
	2007	2006
Rental revenue	$1,856,755	$2,583,400
Interest income from sales-type lease	3,137	519

	1,859,892	2,583,919
Less:
Rental equipment operating expenses	264,223	474,139
Base management fees	129,632	176,350
Reimbursed administrative expenses
Salaries	67,073	114,079
Other payroll related expenses	12,603	15,725
General and administrative expenses	21,016	25,970

Total reimbursed administrative expenses	100,692	155,774

	494,547	806,263

Net lease revenue	$1,365,345	$1,777,656

(4)	Operating Segment
An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and about which separate financial information is available. Management operates the Partnership’s container fleet as a homogenous unit and has determined that as such, it has a single reportable operating segment.
The Partnership derives revenues from dry cargo, refrigerated and tank containers used by its customers in global trade routes. As of March 31, 2007, the Partnership operated 15,180 twenty-foot, 5,528 forty-foot and 1,663 forty-foot high-cube marine dry cargo containers, as well as 239 twenty-foot and 67 forty-foot high-cube refrigerated containers, and 198 twenty-four thousand-liter tanks.
(Continued)

CRONOS GLOBAL INCOME FUND XV, L.P.
Notes to Unaudited Condensed Financial Statements
(4)	Operating Segment (continued)
A summary of gross lease revenue earned by the Leasing Company, on behalf of the Partnership, by product, for the three-month periods ended March 31, 2007 and 2006 follows:

	Three Months Ended
	March 31,	March 31,
	2007	2006
Dry cargo containers	$1,581,238	$2,222,034
Refrigerated containers	132,426	215,838
Tank containers	143,091	146,047

Total	$1,856,755	$2,583,919

Due to the Partnership’s lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, the Partnership believes that it does not possess discernible geographic reporting segments as defined in SFAS No. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information.”
(5)	The Cronos Group
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of the Partnership’s historical financial condition and results of operations should be read in conjunction with the Partnership’s December 31, 2006 Annual Report on Form 10-K and the financial statements and the notes thereto appearing elsewhere in this report.
Market Overview
     The expansion in the volume of world trade continued to fuel demand for containerized freight during the first quarter of 2007. As a result, the shipping lines have reduced their redeliveries of on-hire containers and have increasingly looked to container leasing in order to supplement their owned fleets of containers. Industry analysts are now reporting improved GDP growth for most developed countries during the fourth quarter of 2006. GDP growth is traditionally used as an indicator of economic prosperity, and appears to indicate a favorable container shipping and leasing environment for the first half of 2007. In future periods, global economic growth and container trade are expected to have less of an impact on the Partnership’s operations than declining revenue from a smaller fleet as CCC continues its efforts to retire the Partnership’s remaining equipment.
     The utilization of the Partnership’s dry cargo container fleet averaged 94% for the three-month period ended March 31, 2007, an increase from the average utilization rate of 89% for the same three-month period in 2006. The utilization rate for the Partnership’s refrigerated container fleet averaged 68% for the three-month period ended March 31, 2007, a decline from the average utilization rate of 77% for the same three-month period in 2006. The utilization rate for the Partnership’s tank container fleet averaged 93% for the three-month period ended March 31, 2007, an increase from the average utilization rate of 87% for the same three-month period in 2006. Higher dry cargo container utilization levels contributed to lower inventories of off-hire containers and a decrease in specific inventory-related direct operating costs, such as storage.
     The average per-diem rate for the Partnership’s dry cargo and refrigerated containers during the first quarter of 2007 decreased approximately 19% and 6%, respectively, when compared to the same period in the prior year. The average per-diem rate for the Partnership’s tank cargo containers increased approximately 2% when compared to the same period in the prior year. The lease market for the Partnership’s older containers continues to be very competitive and, therefore, subject to significant pricing pressures. Unlike dry cargo containers, the refrigerated and tank containers are built for specific market demands. As such, the markets for the leasing of refrigerated and tank containers are narrower than the market for dry cargo containers and are subject to different trends and fluctuations than the dry cargo container market.
     The sale of the Partnership’s off-hire containers is in accordance with one of the Partnership’s original investment objectives, which was to realize the residual value of its containers after the expiration of their useful lives, estimated to be between 12 and 15 years after placement in service. The sale of these containers has positively affected the Partnership’s results from operations and minimized storage and other inventory-related costs incurred for its off-hire containers. The secondary market demand for used containers remained favorable during the first quarter of 2007, resulting indirectly from higher prices for new cargo containers, as well as the demand for older, existing containers. Changes in future inventory levels, as well as significant fluctuations in new container prices, could adversely affect sales proceeds realized on the sale of the Partnership’s remaining containers.
     The price of a new twenty-foot dry cargo container varied during 2006, ending the year at approximately $2,000, an increase from approximately $1,500 at the beginning of the year. By the end of the first quarter of 2007, new twenty-foot dry cargo container prices fluctuated to $1,950. The volatility in new container pricing is expected throughout the remainder of 2007. Although the Partnership no longer purchases new containers, the price and production levels of new containers indirectly contributed to the Partnership’s results of operations by influencing the available supply of containers and utilization, the level of lease per-diems for existing older containers, as well as container sale prices realized upon their eventual disposal.
     The Partnership’s primary lessees, the shipping lines, experienced a significant decline in profits during 2006, as additional cargo capacity created by the delivery of new containerships, resulted in a corresponding decline in freight rates. A significant number of new containerships built under various shipbuilding programs were delivered during 2006, producing an additional slot capacity of 1.85 million TEU (twenty-foot equivalent unit), an increase of approximately 55% from the prior year. Containership capacity is expected to increase by approximately 15% and 14%, respectively, in 2007 and 2008, alleviating some of the near-term earnings pressure created by the excess slot capacity. Industry analysts initially forecasted that the addition of new container ships and additional slot capacity would slow during 2009. However, subsequent to the first quarter of 2007, ship owners placed additional orders that will result in additional containership deliveries during 2009, renewing the capacity concerns for the shipping industry. The financial impact of losses from shipping lines may eventually influence the demand for leased containers, as some shipping lines may experience financial difficulties, consolidate, or become insolvent. The Partnership, CCC and the Leasing Company continue to monitor the aging of lease receivables, collections and the credit exposure to various existing and new customers.
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

     At March 31, 2007, approximately 60% of the original equipment remained in the Partnership’s fleet, compared to approximately 63% at December 31, 2006. The following table summarizes the composition of the Partnership’s fleet (based on container type) at March 31, 2007.

	Dry Cargo			Refrigerated		Tank
	Containers			Containers		Containers
			40-Foot		40-Foot
	20-Foot	40-Foot	High-Cube	20-Foot	High-Cube	24,000-Liter
Containers on lease:
Master lease	9,956	3,723	1,258	130	22	126
Term lease
Short term[1]	3,865	1,227	175	11	23	38
Long term[2]	727	133	58	1	1	19
Sales-type lease	—	20	5	23	9	—

Subtotal	14,548	5,103	1,496	165	55	183
Containers off lease	632	425	167	74	12	15

Total container fleet	15,180	5,528	1,663	239	67	198

1.	Short term leases represent term leases that are either scheduled for renegotiation or that may expire on or before March 2008.

2.	Long term leases represent term leases, the majority of which will expire between April 2008 and December 2011.

	Dry Cargo						Refrigerated				Tank
	Containers						Containers				Containers
					40-Foot				40-Foot
	20-Foot		40-Foot		High-Cube		20-Foot		High-Cube		24,000-Liter
	Units	%	Units	%	Units	%	Units	%	Units	%	Units	%
Total purchases	26,446	100%	8,751	100%	2,179	100%	463	100%	100	100%	229	100%
Less disposals	11,266	43%	3,223	37%	516	24%	224	48%	33	33%	31	25%

Remaining fleet at March 31, 2007	15,180	57%	5,528	63%	1,663	76%	239	52%	67	67%	198	86%

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006
     Net lease revenue was $1,365,345 for the three months ended March 31, 2007 compared to $1,777,656 for the same period in the prior year. This decline was primarily due to a $724,027 decline in gross rental revenue (a component of net lease revenue) when compared to the same period in the prior year. Gross rental revenue was impacted by the Partnership’s smaller fleet size and a 19% decline in the dry cargo container per-diem rental rates. This decline in gross rental revenue was partially offset by a reduction in rental equipment operating expenses (a component of net lease revenue) of $209,916. The decline was attributable to the Partnership’s declining fleet size and a reduction in both activity-related and inventory-related expenses associated with current levels of utilization. The Partnership’s average fleet size and utilization rates for the three-month periods ended March 31, 2007 and 2006 were as follows:

	Three Months Ended
	March 31,	March 31,
	2007	2006
Fleet size (measured in twenty-foot equivalent units (TEU))
Dry cargo containers	30,392	35,951
Refrigerated containers	414	507
Tank containers	198	209

Average utilization rates
Dry cargo containers	94%	89%
Refrigerated containers	68%	77%
Tank containers	93%	87%

     Other components of net lease revenue, including management fees and reimbursed administrative expenses, were lower by a combined $101,800 when compared to the same period in 2006 due to the declining fleet size and lower operating performance.
     Depreciation expense of $1,276,303 for the three months ended March 31, 2007 declined by $173,393 when compared to the corresponding period in 2006, a direct result of the Partnership’s aging and declining fleet size.
     Other general and administrative expenses amounted to $74,118 for the three-month period ended March 31, 2007, an increase of $16,306 or 28% when compared to the same period in 2006. This change was attributable to higher professional fees for expenses related to third-party investor administration services.
     Net gain on disposal of equipment for the three months ended March 31, 2007 and 2006 were $256,839 and $27,857, respectively. The Partnership disposed of 1,222 containers, compared to 1,380 containers during the same three-month period in 2006.
     The net gain on container disposals in the three-month period ended March 31, 2007, was a result of various factors, including the proceeds realized from the container disposal, age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the amount of sales proceeds received and the related gain or loss on container disposals.
     The level of the Partnership’s container disposals in subsequent periods, as well as the price of steel, new container prices and the current leasing market’s impact on sales prices for existing older containers such as those owned by the Partnership, will also contribute to fluctuations in the net gain or loss on disposals. There were no reductions to the carrying value of container rental equipment due to impairment during the three-month periods ended March 31, 2007 and 2006.
Liquidity and Capital Resources
     During the Partnership’s first 10 years of operations, the Partnership’s primary objective was to generate cash flow from operations for distribution to its limited partners. Aside from the initial working capital reserve retained from gross subscription proceeds (equal to approximately 1% of such proceeds), the Partnership relies primarily on container rental receipts to meet this objective, as well as to finance operating needs. Cash generated from container sales proceeds are distributed to its limited partners. No credit lines are maintained to finance working capital. Commencing in 2005, the Partnership’s 11th year of operations, the Partnership began focusing its attention on the disposition of its fleet in accordance with another of its original investment objectives, realizing the residual value of its containers after the expiration of their economic useful lives, estimated to be 15 years after placement in leased service.
     In February 2007, the Partnership completed its 13th year of operations. Accordingly, it will continue its liquidation phase. At March 31, 2007, approximately 60% of the original equipment remained in the Partnership’s fleet. CCC will take several factors into consideration when examining options for the timing of the disposal of the containers. These factors include the impact of a diminishing fleet size and current market conditions on the level of gross lease revenue, and fixed operating costs relative to this revenue. Parallel to these considerations will be a projected increase in expenses for devoting significant resources to the additional reporting and compliance requirements of Section 404 of the Sarbanes Oxley Act of 2002, which addresses a range of corporate governance, disclosure, and accounting issues. The Partnership is required to be in compliance with Section 404 on December 31, 2008. These costs may include increased accounting and administrative expenses for additional staffing and outside professional services by accountants and consultants. These additional costs, depending on their materiality, may reduce the Partnership’s results from operations and therefore negatively affect future distributions to the Limited Partners. Upon the liquidation of CCC’s interest in the Partnership, CCC shall contribute to the Partnership, if necessary, an amount equal to the lesser of the deficit balance in its capital account at the time of such liquidation, or 1.01% of the excess of the Limited Partners’ capital contribution to the Partnership over the capital contributions previously made to the Partnership by CCC, after giving effect to the allocation of income or loss arising from the liquidation of the Partnership’s assets.

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
     At March 31, 2007, the Partnership had $3,435,700 in cash and cash equivalents, a decrease of $7,240 from cash balances at December 31, 2006. The Partnership invests its working capital, as well as cash flows from operations and the sale of containers that have not yet been distributed to CCC or its limited partners in money market funds. At March 31, 2007, the Partnership had an additional $30,000 as part of its working capital for estimated expenses related to the ultimate sale of its remaining containers, final liquidation of its remaining assets and subsequent dissolution.
     Cash from Operating Activities: Net cash provided by operating activities, primarily generated from the billing and collection of net lease revenue, was $1,498,352 during the three months ended March 31, 2007, compared to $2,025,006 for the same three-month period in 2006.
     Cash from Investing Activities: Net cash provided by investing activities included proceeds generated from the sale of rental equipment and amounted to $1,234,068 during the three months ended March 31, 2007, compared to $1,308,481 in the corresponding period of 2006. These amounts represent sales proceeds generated from the sale of container rental equipment.
     Cash from Financing Activities: Net cash used in financing activities was $2,739,660 during the three months ended March 31, 2007, compared to $3,734,520 during the three months ended March 31, 2006. These amounts represent distributions to the Partnership’s general and limited partners. The Partnership’s continuing container disposals should produce lower operating results, and consequently, lower distributions to its partners in subsequent periods.
Critical Accounting Policies
     The Partnership’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. The Partnership has identified three policies as being significant because they require the Partnership to make subjective and/or complex judgments about matters that are inherently uncertain. These policies include the following:
•	Container equipment – depreciable lives and residual values

•	Container equipment – recoverability and valuation in accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets”

•	Allowance for doubtful accounts
     The Partnership, in consultation with its audit committee, has reviewed and approved these significant accounting policies which are further described in the Partnership’s 2006 Annual Report on Form 10-K.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Exchange rate risk: Substantially all of the Partnership’s revenues are billed and paid in US dollars and a significant portion of costs are billed and paid in US dollars. The Leasing Company believes that the proportion of US dollar revenues may decrease in future years, reflecting a more diversified customer base and lease portfolio. Of the non-US dollar direct operating expenses, the majority are individually small, unpredictable and incurred in various denominations. Thus, the Leasing Company determined such amounts are not suitable for cost effective hedging. As exchange rates are outside of the control of the Partnership and Leasing Company, there can be no assurance that such fluctuations will not adversely affect the Partnership’s results of operations and financial condition. The Partnership believes it does not have significant exposure to other forms of market risk.
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
     There has been no change in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the fiscal quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
Item 4T. Controls and Procedures
     Not applicable.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
Item 1A. Risk Factors
There are no material changes from the risk factors as previously disclosed in the Partnership’s December 31, 2006 Form 10-K in response to Item 1A to Part I of Form 10-K.
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
Date: May 11, 2007

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