Form 10-Q
period 2007-09-30
CRONOS GLOBAL INCOME FUND XV LP
filed 2007-11-13
CIK 912605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

CRONOS GLOBAL INCOME FUND XV, L.P.
Report on Form 10-Q for the Quarterly Period
Ended September 30, 2007

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Presented herein are Cronos Global Income Fund XV, L.P.’s (the “Partnership”) condensed balance sheets as of September 30, 2007 and December 31, 2006, condensed statements of operations for the three and nine months ended September 30, 2007 and 2006, and condensed statements of cash flows for the nine months ended September 30, 2007 and 2006, (collectively the “Financial Statements”) prepared by the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Partnership’s December 31, 2006 Annual Report on Form 10-K. These Financial Statements reflect, in the opinion of the Partnership and Cronos Capital Corp. (“CCC”), the general partner, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The statements of operations for such interim periods are not necessarily indicative of the results for the full year.
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

CRONOS GLOBAL INCOME FUND XV, L.P.
Condensed Balance Sheets
(Unaudited)

	September 30,	December 31,
	2007	2006
Assets

Current assets:
Cash and cash equivalents, includes $3,057,545 at September 30, 2007 and $3,427,940 at December 31, 2006 in interest-bearing accounts	$3,072,545	$3,442,940
Net lease and other receivables due from Leasing Company	1,697,282	1,446,206

Total current assets	4,769,827	4,889,146

Container rental equipment, at cost	69,695,453	81,910,061
Less accumulated depreciation	(51,585,727)	(56,999,205)

Net container rental equipment	18,109,726	24,910,856

Total assets	$22,879,553	$29,800,002

Partners’ Capital

Partners’ capital (deficit):
General partner	$4,288	$(260,698)
Limited partners	22,875,265	30,060,700

Total partners’ capital	$22,879,553	$29,800,002

The accompanying notes are an integral part of these condensed financial statements.

CRONOS GLOBAL INCOME FUND XV, L.P.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Net lease revenue	$1,275,886	$1,708,944	$3,923,290	$5,149,688

Other operating income (expenses):
Depreciation	(1,088,752)	(1,313,027)	(3,564,164)	(4,138,798)
Other general and administrative expenses	(44,126)	(78,214)	(196,208)	(199,424)
Net gain on disposal of equipment	255,467	144,630	768,117	209,875

	(877,411)	(1,246,611)	(2,992,255)	(4,128,347)

Income from operations	398,475	462,333	931,035	1,021,341

Other income:
Interest income	35,220	45,438	115,299	133,906

Net income	$433,695	$507,771	$1,046,334	$1,155,247

Allocation of net income:
General partner	$79,433	$215,336	$514,033	$462,783
Limited partners	354,262	292,435	532,301	692,464

	$433,695	$507,771	$1,046,334	$1,155,247

Limited partners’ per unit share of net income	$0.05	$0.04	$0.07	$0.10

The accompanying notes are an integral part of these condensed financial statements.

CRONOS GLOBAL INCOME FUND XV, L.P.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2007	2006
Net cash provided by operating activities	$3,915,634	$5,236,189

Cash flows from investing activities:
Proceeds from sale of container rental equipment	3,625,474	4,408,977
Investment in direct finance lease	—	(80,055)
Proceeds collected on sales-type lease receivable	55,280	15,027

Net cash provided from investing activities	3,680,754	4,343,949

Cash flows from financing activities:
Distributions to general partner	(249,047)	(351,939)
Distributions to limited partners	(7,717,736)	(10,250,585)

Net cash used in financing activities	(7,966,783)	(10,602,524)

Net decrease in cash and cash equivalents	(370,395)	(1,022,386)

Cash and cash equivalents at the beginning of the period	3,442,940	4,711,949

Cash and cash equivalents at the end of the period	$3,072,545	$3,689,563

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

The Partnership has entered into its 14th year of operations and is in its liquidation phase wherein CCC is focusing its attention on the retirement of the remaining equipment in the Partnership’s container fleet. At September 30, 2007, approximately 54% of the original equipment remained in the Partnership’s fleet.

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

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and regulation S-X, Article 10 under the Securities Exchange Act of 1934 for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and accompanying notes in the Partnership’s December 31, 2006 Annual Report on Form 10-K.

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

The significant estimates included within the financial statements are the container rental equipment’s estimated useful lives and residual values, and the estimate of future cash flows from container rental equipment operations, used to evaluate the carrying value of container rental equipment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS No. 144”).

(e)	Container Rental Equipment

Container rental equipment is depreciated over a 15-year life using the straight-line basis to its salvage value, estimated to be 10% of the original equipment cost. Depreciation policies are also evaluated to determine whether subsequent events and circumstances warrant revised estimates of useful lives and residual values.
(Continued)

CRONOS GLOBAL INCOME FUND XV, L.P.
Notes to Unaudited Condensed Financial Statements
(1)	Summary of Significant Accounting Policies (continued)
(e)	Container Rental Equipment (continued)

In accordance with SFAS No. 144, container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis projecting future cash flows from container rental equipment operations is prepared annually, or upon material changes in market conditions. Current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size and container disposals are the primary variables utilized in the analysis. Additionally, the Partnership evaluates future cash flows and potential impairment by container type rather than for each individual container, and as a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges to the carrying value of container rental equipment for the three and nine-month periods ended September 30, 2007 and 2006.

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
(2)	Net Lease and Other Receivables Due from Leasing Company

Net lease and other receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases and sales-type leases to ocean carriers for the containers owned by the Partnership, as well as proceeds earned from container disposals. Net lease and other receivables at September 30, 2007 and December 31, 2006 were as follows:

	September 30,	December 31,
	2007	2006
Gross lease and other receivables	$2,136,872	$2,215,917
Sales-type lease receivable (net of unearned income)	194,980	89,913

	2,331,852	2,305,830

Less:
Direct operating payables and accrued expenses	308,051	521,540
Base management fees payable (receivable)	90,235	(5,858)
Reimbursed administrative expenses	33,601	36,537
Allowance for doubtful accounts	202,683	307,405

	634,570	859,624

Net lease and other receivables	$1,697,282	$1,446,206

(Continued)

CRONOS GLOBAL INCOME FUND XV, L.P.
Notes to Unaudited Condensed Financial Statements
(3)	Net Lease Revenue

Net lease revenue is recorded by the Partnership in each period based upon its leasing agent agreement with the Leasing Company. Net lease revenue is generally dependent upon operating lease rentals from operating lease agreements and sales-type lease agreements between the Leasing Company and its various lessees, less direct operating expenses, management fees and reimbursed administrative expenses incurred in respect of the containers specified in each operating lease agreement. Net lease revenue for the three and nine-month periods ended September 30, 2007 and 2006 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Rental revenue	$1,641,881	$2,155,057	$5,199,602	$7,009,173
Interest income from sales-type lease	6,458	2,583	13,807	3,562

	1,648,339	2,157,640	5,213,409	7,012,735

Less:
Rental equipment operating expenses	176,658	192,823	650,551	990,876
Base management fees	109,714	149,779	360,744	484,620
Reimbursed administrative expenses
Salaries	63,743	78,345	194,331	279,767
Other payroll related expenses	6,355	5,398	28,466	34,817
General and administrative expenses	15,983	22,351	56,027	72,967

Total reimbursed administrative expenses	86,081	106,094	278,824	387,551

	372,453	448,696	1,290,119	1,863,047

Net lease revenue	$1,275,886	$1,708,944	$3,923,290	$5,149,688

(4)	Operating Segment

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

The Partnership derives revenues from dry cargo, refrigerated and tank containers used by its customers in global trade routes. As of September 30, 2007, the Partnership operated 13,727 twenty-foot, 5,002 forty-foot, and 1,566 forty-foot high-cube marine dry cargo containers, as well as 183 twenty-foot and 25 forty-foot high-cube refrigerated containers, and 198 twenty-four thousand-liter tanks.
(Continued)

CRONOS GLOBAL INCOME FUND XV, L.P.
Notes to Unaudited Condensed Financial Statements
(4)	Operating Segment (continued)

A summary of gross lease revenue earned by the Leasing Company, on behalf of the Partnership, by product, for the three and nine-month periods ended September 30, 2007 and 2006 follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Dry cargo containers	$1,362,090	$1,831,521	$4,381,188	$5,990,045
Refrigerated containers	133,131	186,212	393,243	599,360
Tank containers	153,118	139,907	438,978	423,330

Total	$1,648,339	$2,157,640	$5,213,409	$7,012,735

Due to the Partnership’s lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, the Partnership believes that it does not possess discernible geographic reporting segments as defined in SFAS No. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information.”

(5)	The Cronos Group

At a special meeting held August 1, 2007, the shareholders of The Cronos Group (“CGH”), a Luxembourg holding company, approved the Asset Purchase Agreement with CRX Acquisition Ltd., a Bermuda exempted company (“CRX”) and FB Transportation Capital LLC, a Delaware limited liability company (“FB Transportation”) and the transactions contemplated thereunder, including CGH’s dissolution and liquidation. Under the terms of the Asset Purchase Agreement, and subject to the conditions stated therein, CGH agreed to sell all of its assets to CRX and CRX agreed to assume all of CGH’s liabilities. Closing of the sale of CGH’s assets and liabilities to CRX occurred later that same day. The container leasing business of CGH will be continued by CRX as a private company. Management of CGH, which includes members of the management of CCC, are continuing as management of CRX and acquired an equity interest in CRX. CCC is now an indirect subsidiary of CRX.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of the Partnership’s historical financial condition and results of operations should be read in conjunction with the Partnership’s December 31, 2006 Annual Report on Form 10-K and the financial statements and the notes thereto appearing elsewhere in this report.
Market Overview
     The demand for containerized trade remained favorable during the first nine months of 2007, despite continued declines in the GDP growth rate for most developed countries during the same period, and the recent credit and liquidity challenges experienced by the US and European financial markets. World containerized trade growth is forecasted to grow between 9% and 10% during 2007, indicating that globalization of the supply chain and trade liberalization have greatly stimulated the demand for containerized transport. Also contributing to the demand has been the inability of the shipping industry infrastructure to handle the increase in containerized trade, resulting in port and rail congestion, and ultimately longer turnaround times for ships and containers. As a result, the shipping lines have reduced their redeliveries of on-hire containers and have increasingly looked to container leasing in order to supplement their owned fleets of containers. In future periods, global economic growth and container trade are expected to have less of an impact on the Partnership’s operations than declining revenue from a smaller fleet as CCC continues its efforts to retire the Partnership’s remaining equipment.
     Utilization for the Partnership’s dry cargo container fleet averaged 96% and 95% for the three and nine-month periods ended September 30, 2007. In comparison, dry cargo container utilization rates averaged 95% and 92% for the three and nine-month periods ended September 30, 2006, respectively. The utilization rate for the Partnership’s refrigerated container fleet averaged 84% and 75% for the three and nine-month periods ended September 30, 2007, respectively. In comparison, refrigerated container utilization rates for the three and nine-month periods ended September 30, 2006 averaged 78% and 76%, respectively. Utilization of the Partnership’s tank container fleet averaged 97% and 95% for the three and nine-month periods ended September 30, 2007, respectively. In comparison, tank container utilization rates averaged 88% for both the three and nine-month periods ended September 30, 2006.
     The average per-diem rate for the Partnership’s dry cargo containers decreased approximately 15% and 17% for the three and nine-month periods ending September 30, 2007, when compared to the same periods in the prior year. The average per-diem rate for the Partnership’s refrigerated cargo containers during the three and nine-month periods ending September 30, 2007 decreased approximately 14% and 9%, respectively, when compared to the same periods in the prior year. The average per-diem rate for the Partnership’s tank cargo containers for the three and nine-month periods ending September 30, 2007 increased approximately 5% and 3%, respectively, when compared to the same periods in the prior year. The lease market for the Partnership’s older containers continues to be very competitive and, therefore, subject to significant pricing pressures. Unlike dry cargo containers, the refrigerated containers are built for specific market demands. As such, the markets for the leasing of refrigerated containers are narrower than the market for dry cargo containers and are subject to different trends and fluctuations than the dry cargo container market.
     The sale of the Partnership’s off-hire containers is in accordance with one of the Partnership’s original investment objectives, which was to realize the residual value of its containers after the expiration of their useful lives, estimated to be between 12 and 15 years after placement in service. The sale of these containers has positively affected the Partnership’s results from operations and minimized storage and other inventory-related costs incurred for its off-hire containers. The secondary market demand for used containers remained favorable during the three and nine month periods ending September 30, 2007, resulting indirectly from the current price level for new cargo containers, as well as the demand for older, existing containers. Changes in future inventory levels, as well as significant fluctuations in new container prices, could adversely affect sales proceeds realized on the sale of the Partnership’s remaining containers.
     The price of a new twenty-foot dry cargo container varied during 2006, ending the year at approximately $2,000, an increase from approximately $1,500 at the beginning of the year. By the end of the third quarter of 2007, new twenty-foot dry cargo container prices fluctuated to $1,850. The volatility in new container pricing is expected throughout the remainder of 2007. Although the Partnership no longer purchases new containers, the price and production levels of new containers indirectly contributed to the Partnership’s results of operations by influencing the available supply of containers and utilization, the level of lease per-diems for existing older containers, as well as container sale prices realized upon their eventual disposal.

The Partnership’s primary lessees, the shipping lines, experienced a substantial decline in profits during 2006, as additional cargo capacity created by the delivery of new containerships resulted in a corresponding decline in freight rates. A significant number of new containerships built under various shipbuilding programs were delivered during 2006, producing an additional slot capacity of 1.85 million TEU (twenty-foot equivalent unit), an increase of approximately 55% from 2005. During 2007, supply and demand fundamentals are reported to be in favor of the shipping lines, with average containership utilization within the dominant shipping routes reported at a favorable 90%. These factors have contributed an improvement in the financial condition and operating performance of the shipping lines. Despite the improvement, the shipping lines remain challenged by downward pressures on freight rates and the continued expansion of cargo capacity. Containership capacity is forecasted to increase by approximately 47% by December 31, 2009, renewing capacity concerns for the shipping industry. The financial performance of shipping lines may eventually influence the demand for leased containers, as some shipping lines may experience financial difficulties, consolidate, or become insolvent, while others prosper. The Partnership, CCC and the Leasing Company continue to monitor the aging of lease receivables, collections and the credit exposure to various existing and new customers.
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

     At September 30, 2007, approximately 54% of the original equipment remained in the Partnership’s fleet, compared to approximately 63% at December 31, 2006. The following table summarizes the composition of the Partnership’s fleet (based on container type) at September 30, 2007.

	Dry Cargo			Refrigerated		Tank
	Containers			Containers		Containers
			40-Foot		40-Foot
	20-Foot	40-Foot	High-Cube	20-Foot	High-Cube	24,000-Liter
Containers on lease:
Master lease	9,017	3,556	1,266	115	9	130
Term lease
Short term[1]	1,397	228	119	10	—	39
Long term[2]	2,827	992	101	1	9	23
Sales-type lease	24	49	5	36	6	—

Subtotal	13,265	4,825	1,491	162	24	192
Containers off lease	462	177	75	21	1	6

Total container fleet	13,727	5,002	1,566	183	25	198

1.	Short term leases represent term leases that are either scheduled for renegotiation or that may expire on or before September 2008.

2.	Long term leases represent term leases, the majority of which will expire between October 2008 and December 2011.

	Dry Cargo						Refrigerated				Tank
	Containers						Containers				Containers
					40-Foot				40-Foot
	20-Foot		40-Foot		High-Cube		20-Foot		High-Cube		24,000-Liter
	Units	%	Units	%	Units	%	Units	%	Units	%	Units	%
Total purchases	26,446	100%	8,751	100%	2,179	100%	463	100%	100	100%	229	100%
Less disposals	12,719	48%	3,749	43%	613	28%	280	60%	75	75%	31	14%

Remaining fleet at September 30, 2007	13,727	52%	5,002	57%	1,566	72%	183	40%	25	25%	198	86%

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006
     Net lease revenue was $1,275,886 for the three months ended September 30, 2007 compared to $1,708,944 for the same period in the prior year. This decline was primarily due to a $509,301 decline in gross rental revenue (a component of net lease revenue) when compared to the same period in the prior year. Gross rental revenue was impacted by the Partnership’s smaller fleet size and a 15% decline in the dry cargo container per-diem rental rates. The decline in net rental revenue was partially offset by a reduction in rental equipment expenses (a component of net lease revenue) of $16,165. The decrease in rental equipment operating expenses was attributable to the Partnership’s reduced fleet size and high utilization rate and its impact on both activity-related expenses and inventory-related expenses. These expenses were partially offset by an increase in the provision for doubtful accounts. The Partnership’s average fleet size and utilization rates for the three-month periods ended September 30, 2007 and 2006 were as follows:

	Three Months Ended
	September 30,	September 30,
	2007	2006
Fleet size (measured in twenty-foot equivalent units (TEU))
Dry cargo containers	27,590	32,517
Refrigerated containers	330	457
Tank containers	198	207

Average utilization rates
Dry cargo containers	96%	95%
Refrigerated containers	84%	78%
Tank containers	97%	88%

     Other components of net lease revenue, including management fees and reimbursed administrative expenses, were lower by a combined $60,078 when compared to the same period in 2006 due to the declining fleet size and lower operating performance.
     Depreciation expense of $1,088,752 for the three months ended September 30, 2007 declined by $224,275 when compared to the corresponding period in 2006, a direct result of the Partnership’s aging and declining fleet size.
     Other general and administrative expenses amounted to $44,126 for the three-month period ended September 30, 2007, a decrease of $34,088 or 44% when compared to the same period in 2006. This change was attributable to lower professional fees for expenses related to third-party investor administration services and bank service charges, partially offset by an increase in expense for audit services.
     Net gain on disposal of equipment for the three months ended September 30, 2007 and 2006 were $255,467 and $144,630, respectively. The Partnership disposed of 1,072 containers, compared to 1,157 containers during the same three-month period in 2006. The net gain on container disposals in the three-month period ended September 30, 2007 was a result of various factors, including the proceeds realized from the container disposal, age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the amount of sales proceeds received and the related gain or loss on container disposals.
     The level of the Partnership’s container disposals in subsequent periods, as well as the price of steel, new container prices and the current leasing market’s impact on sales prices for existing older containers such as those owned by the Partnership, will also contribute to fluctuations in the net gain or loss on disposals. There were no reductions to the carrying value of container rental equipment due to impairment during the three-month periods ended September 30, 2007 and 2006.
Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006
     Net lease revenue was $3,923,290 for the nine months ended September 30, 2007 compared to $5,149,688 for the same period in the prior year. This decline was primarily due to a $1,799,326 decline in gross rental revenue (a component of net lease revenue) when compared to the same period in the prior year. Gross rental revenue was impacted by the Partnership’s smaller fleet size and a 17% decline in the dry cargo per-diem rental rate. The decline in net rental revenue was partially offset by a reduction in rental equipment operating expenses (a component of net lease revenue) of $340,325. The decrease in rental equipment operating expenses was attributable to the Partnership’s declining fleet size and a reduction in both activity-related and inventory-related expenses associated with current levels of utilization. The Partnership’s average fleet size and utilization rates for the nine-month periods ended September 30, 2007 and 2006 were as follows:

	Nine Months Ended
	September 30,	September 30,
	2007	2006
Fleet size (measured in twenty-foot equivalent units (TEU))
Dry cargo containers	28,970	34,205
Refrigerated containers	375	485
Tank containers	198	208

Average utilization rates
Dry cargo containers	95%	92%
Refrigerated containers	75%	76%
Tank containers	95%	88%
     Other components of net lease revenue, including management fees and reimbursed administrative expenses, were lower by a combined $232,603 when compared to the same period in 2006.

     Depreciation expense of $3,564,164 for the nine months ended September 30, 2007 declined by $574,634 when compared to the corresponding period in 2006, a direct result of the Partnership’s aging and declining fleet size.
     Other general and administrative expenses amounted to $196,208 for the nine month period ended September 30, 2007, a decrease of $3,216 or 2% when compared to the same period in 2006. This change was attributable to lower professional fees for expenses related to third-party investor administration services and bank service charges, partially offset by an increase in expense for audit services.
     Net gain on disposal of equipment for the nine months ended September 30, 2007 and 2006 were $768,117 and $209,875, respectively. The Partnership disposed of 3,396 containers, compared to 3,919 containers during the same nine-month period in 2006. The net gain on container disposals in the nine-month period ended September 30, 2007 was a result of various factors, including the proceeds realized from the container disposal, age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. There were no reductions to the carrying value of container rental equipment due to impairment during the nine-month periods ended September 30, 2007 and 2006.
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
     In February 2007, the Partnership entered into its 14th year of operations. Accordingly, it will continue its liquidation phase. At September 30, 2007, approximately 54% of the original equipment remained in the Partnership’s fleet. CCC will take several factors into consideration when examining options for the timing of the disposal of the containers. These factors include the impact of a diminishing fleet size and current market conditions on the level of gross lease revenue, and fixed operating costs relative to this revenue. Parallel to these considerations will be a projected increase in expenses for devoting significant resources to the additional reporting and compliance requirements of Section 404 of the Sarbanes Oxley Act of 2002, which addresses a range of corporate governance, disclosure, and accounting issues. The Partnership is required to be in compliance with Section 404 on December 31, 2008. These costs may include increased accounting and administrative expenses for additional staffing and outside professional services by accountants and consultants. These additional costs, depending on their materiality, may reduce the Partnership’s results from operations and therefore negatively affect future distributions to the Limited Partners. Upon the liquidation of CCC’s interest in the Partnership, CCC shall contribute to the Partnership, if necessary, an amount equal to the lesser of the deficit balance in its capital account at the time of such liquidation, or 1.01% of the excess of the Limited Partners’ capital contribution to the Partnership over the capital contributions previously made to the Partnership by CCC, after giving effect to the allocation of income or loss arising from the liquidation of the Partnership’s assets.
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

     At September 30, 2007, the Partnership had $3,072,545 in cash and cash equivalents, a decrease of $370,395 from cash balances at December 31, 2006. The Partnership invests its working capital, as well as cash flows from operations and the sale of containers that have not yet been distributed to CCC or its limited partners in money market funds. At September 30, 2007, the Partnership had an additional $30,000 as part of its working capital for estimated expenses related to the ultimate sale of its remaining containers, final liquidation of its remaining assets and subsequent dissolution.
     Cash from Operating Activities: Net cash provided by operating activities, primarily generated from the billing and collection of net lease revenue, was $3,915,634 during the nine months ended September 30, 2007, compared to $5,236,189 for the same nine-month period in 2006.
     Cash from Investing Activities: Net cash provided by investing activities was $3,680,754 during the nine months ended September 30, 2007, compared to $4,343,949 in the corresponding period of 2006. These amounts represent sales proceeds generated from the sale of container rental equipment and proceeds collected from sales-type lease receivables.
     Cash from Financing Activities: Net cash used in financing activities was $7,966,783 during the nine months ended September 30, 2007, compared to $10,602,524 during the nine months ended September 30, 2006. These amounts represent distributions to the Partnership’s general and limited partners. The Partnership’s continuing container disposals should produce lower operating results, and consequently, lower distributions to its partners in subsequent periods.
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
     There has been no change in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the fiscal quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
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
Date: November 13, 2007

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