Form 10-Q
period 2008-03-31
CRONOS GLOBAL INCOME FUND XV LP
filed 2008-05-09
CIK 912605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

CRONOS GLOBAL INCOME FUND XV, L.P.
Report on Form 10-Q for the Quarterly Period
Ended March 31, 2008

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Presented herein are Cronos Global Income Fund XV, L.P.’s (the “Partnership”) condensed balance sheets as of March 31, 2008 and December 31, 2007, condensed statements of income for the three months ended March 31, 2008 and 2007, and condensed statements of cash flows for the three months ended March 31, 2008 and 2007, (collectively the “Financial Statements”) prepared by the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Partnership’s December 31, 2007 Annual Report on Form 10-K. These Financial Statements reflect, in the opinion of the Partnership and Cronos Capital Corp. (“CCC”), the general partner, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The statements of income for such interim periods are not necessarily indicative of the results for the full year.

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

CRONOS GLOBAL INCOME FUND XV, L.P.
Condensed Balance Sheets
(Unaudited)

	March 31,	December 31,
	2008	2007

Assets

Current assets:
Cash and cash equivalents, includes $2,662,985 at March 31, 2008 and $3,065,880 at December 31, 2007 in interest-bearing accounts	$2,677,985	$3,080,880
Net lease receivables due from Leasing Agent	1,276,798	1,209,641
Sales-type lease receivables, due from Leasing Agent within one year, net	76,635	75,829

Total current assets	4,031,418	4,366,350

Sales-type lease receivables, due from Leasing Agent after one year, net	77,767	97,595
Container rental equipment, at cost	64,060,603	66,783,024
Less accumulated depreciation	(49,370,122)	(50,454,037)

Net container rental equipment	14,690,481	16,328,987

Total assets	$18,799,666	$20,792,932

Partners’ Capital

Partners’ capital:
General partner	$2,474	$5,791
Limited partners	18,797,192	20,787,141

Total partners’ capital	$18,799,666	$20,792,932

The accompanying notes are an integral part of these condensed financial statements.

CRONOS GLOBAL INCOME FUND XV, L.P.
Condensed Statements of Income
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2008	2007

Net lease revenue from Leasing Agent	$1,097,528	$1,365,345

Other operating income (expenses):
Depreciation	(996,869)	(1,276,303)
Other general and administrative expenses	(77,363)	(74,118)
Net gain on disposal of equipment	277,880	256,839

	(796,352)	(1,093,582)

Income from operations	301,176	271,763

Other income:
Interest income	11,156	40,104

Net income	$312,332	$311,867

Allocation of net income:
General partner	$67,416	$311,867
Limited partners	244,916	—

	$312,332	$311,867

Limited partners’ per unit share of net income	$0.03	$—

The accompanying notes are an integral part of these condensed financial statements.

CRONOS GLOBAL INCOME FUND XV, L.P.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2008	2007

Net cash provided by operating activities	$961,157	$1,510,772

Cash flows from investing activities:
Proceeds from sale of container rental equipment	941,546	1,221,648

Cash flows from financing activities:
Distributions to general partner	(70,733)	(87,620)
Distributions to limited partners	(2,234,865)	(2,652,040)

Net cash used in financing activities	(2,305,598)	(2,739,660)

Net decrease in cash and cash equivalents	(402,895)	(7,240)

Cash and cash equivalents at the beginning of the period	3,080,880	3,442,940

Cash and cash equivalents at the end of the period	$2,677,985	$3,435,700

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

The Partnership has completed its 14th year of operations and is in its liquidation phase wherein CCC focuses its attention on the retirement of the remaining equipment in the Partnership’s container fleet. At March 31, 2008, approximately 50% of the original equipment remained in the Partnership’s fleet. CCC will take several factors into consideration when examining options for the timing of the disposal of the containers. These factors include the impact of a diminishing fleet size and current market conditions on the level of gross lease revenue, and the level of fixed operating costs relevant to this revenue. CCC will also consider the impact of the additional reporting and compliance requirements associated with the introduction of Section 404 of the Sarbanes Oxley Act of 2002. The Partnership is required to be in compliance with Section 404 for the year ended December 31, 2008, however, the SEC has proposed an extension of auditor attestation to fiscal years ending on or after December 15, 2009.

The Partnership’s operations are subject to the fluctuations of world economic and political conditions. The Partnership believes that the profitability of, and risks associated with, leases to foreign customers is generally the same as those to domestic customers. The Partnership’s leases generally require all payments to be made in United States dollars.

(b)	Leasing Agent

The Partnership and the Leasing Agent have entered into an agreement (the “Leasing Agent Agreement”) whereby the Leasing Agent manages the leasing operations for all equipment owned by the Partnership. In addition to responsibility for leasing and re-leasing the equipment to ocean carriers, the Leasing Agent disposes of the containers at the end of their useful economic life and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Agent to use the containers owned by the Partnership, together with other containers owned or managed by the Leasing Agent and its affiliates, as part of a single fleet operated without regard to ownership. The Leasing Agent Agreement generally provides that the Leasing Agent will make payments to the Partnership based upon rentals collected from ocean carriers after deducting direct operating expenses and management fees due both to CCC and the Leasing Agent.

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
(Continued)

CRONOS GLOBAL INCOME FUND XV, L.P.
Notes to Unaudited Condensed Financial Statements
(1)	Summary of Significant Accounting Policies (continued)
(b)	Leasing Agent and Leasing Agent Agreement (continued)

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

(c)	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

(d)	Use of Estimates in interim financial statements

The preparation of interim financial statements, in conformity with US GAAP and SEC regulations for interim reporting, requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. The most significant estimates relate to the carrying value of equipment including estimates relating to depreciable lives, residual values and asset impairments. Actual results could differ from those estimates.
(Continued)

CRONOS GLOBAL INCOME FUND XV, L.P.
Notes to Unaudited Condensed Financial Statements
(1)	Summary of Significant Accounting Policies (continued)
(e)	Container Rental Equipment

Container rental equipment is depreciated over a 15-year life using the straight-line basis to a residual value of 10% of the original equipment cost. Depreciation policies are also evaluated to determine whether subsequent events and circumstances warrant revised estimates of useful lives. Residual values are only revised downwards.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis projecting future cash flows from container rental equipment operations is prepared annually, or upon material changes in market conditions. The primary variables utilized in the analysis are current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size and timing of container disposals. Additionally, the Partnership evaluates future cash flows and potential impairment for its entire fleet rather than for container type or each individual container, and as a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges to the carrying value of container rental equipment for the three-month periods ended March 31, 2008 and 2007.

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
(Continued)

CRONOS GLOBAL INCOME FUND XV, L.P.
Notes to Unaudited Condensed Financial Statements
(1)	Summary of Significant Accounting Policies (continued)
(f)	Allocation of Net Income or Loss, Partnership Distributions and Partners’ Capital (continued)

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

(g)	Accounting pronouncements adopted during the period

On February 15, 2007 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. On January 1, 2008 the Partnership adopted SFAS 159, however, the Partnership has elected not to use the fair value option for any of its existing financial assets and liabilities and consequently, adoption had no impact.

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides a single definition of fair value, establishes a framework for the measurement of fair value and expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. In November 2007, the FASB agreed to defer the effective date of Statement 157 for all non-financial assets and liabilities by one year. The Partnership adopted the effective provisions of SFAS 157 as of January 1, 2008. There was no impact to the condensed interim financial statements upon adoption. At March 31, 2008, the Partnership did not have any financial assets or liabilities that were subject to the expanded disclosures regarding fair value measurements, consequently adoption had no disclosure impact.
(Continued)

CRONOS GLOBAL INCOME FUND XV, L.P.
Notes to Unaudited Condensed Financial Statements
(2)	Net Lease Receivables Due from Leasing Agent

Net lease receivables due from Leasing Agent at March 31, 2008 and December 31, 2007 comprised:

	March 31,	December 31,
	2008	2007

Gross lease receivables	$1,800,522	$1,817,673
Less:
Direct operating payables and accrued expenses	262,703	341,305
Base management fees payable	78,594	86,349
Reimbursed administrative expenses	22,983	25,760
Allowance for doubtful accounts	159,444	154,618

	523,724	608,032

Net lease receivables due from Leasing Agent	$1,276,798	$1,209,641

Included within the amount of gross lease receivables are $22,029 in respect of amounts owed to the Leasing Agent and $191,187 in respect of amounts owed by the Leasing Agent in relation to the disposal of containers for the three months ended March 31, 2008 and the year ended December 31, 2007, respectively.

(3)	Net Lease Revenue

Net lease revenue for the three-month periods ended March 31, 2008 and 2007 were as follows:

	Three Months Ended
	March 31,	March 31,
	2008	2007

Gross lease revenue	$1,393,594	$1,859,892
Less:
Direct operating expenses	127,697	264,223
Base management fees	95,199	129,632
Reimbursed administrative expenses
Salaries	54,567	67,073
Other payroll related expenses	6,697	12,603
General and administrative expenses	11,906	21,016

Total reimbursed administrative expenses	73,170	100,692

	296,066	494,547

Net lease revenue	$1,097,528	$1,365,345

(Continued)

CRONOS GLOBAL INCOME FUND XV, L.P.
Notes to Unaudited Condensed Financial Statements
(4)	Operating Segment

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

A summary of gross lease revenue earned by each Partnership container type for the three-month periods ended March 31, 2008 and 2007 follows:

	Three Months Ended
	March 31,	March 31,
	2008	2007

Dry cargo containers	$1,162,003	$1,581,114
Refrigerated containers	85,471	135,624
Tank containers	146,120	143,154

Total	$1,393,594	$1,859,892

Due to the Partnership’s lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, the Partnership believes that it does not possess discernible geographic reporting segments as defined in SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”).

(5)	Limited Partners’ Capital

Cash distributions made to the limited partners for the three-month periods ended March 31, 2008 and 2007 were as follows:

	Three Months Ended
	March 31,	March 31,
	2008	2007
Cash Distribution from Operations	$1,132,332	$1,430,313
Cash Distribution from Sales Proceeds	1,102,533	1,221,727

Total Cash Distributions	$2,234,865	$2,652,040

These distributions are used in determining “Adjusted Capital Contributions” as defined by the Partnership Agreement.

The limited partners’ per unit share of capital was $3 at March 31, 2008 and December 31, 2007, respectively. This is calculated by dividing the limited partners’ capital at the end of March 31, 2008 and December 31, 2007 by 7,151,569, the total number of outstanding limited partnership units.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of the Partnership’s historical financial condition and results of operations should be read in conjunction with the Partnership’s December 31, 2007 Annual Report on Form 10-K and the financial statements and the notes thereto appearing elsewhere in this report.
Results of Operations
Overview
     Pursuant to the Limited Partnership Agreement of the Partnership, all authority to administer the business of the Partnership is vested in CCC. A Leasing Agent Agreement (“Agreement”) exists between the Partnership and the Leasing Agent, whereby the Leasing Agent has the responsibility to manage the leasing operations of all equipment owned by the Partnership. Pursuant to the Agreement, the Leasing Agent is responsible for leasing, managing and re-leasing the Partnership’s containers to ocean carriers and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Agent to use the containers owned by the Partnership, together with other containers owned or managed by the Leasing Agent and its affiliates, as part of a single fleet operated without regard to ownership.
     The Partnership derives revenues from marine dry cargo, refrigerated and tank containers that are used by its customers in global trade routes. As of March 31, 2008, the Partnership operated 12,705 twenty-foot, 4,598 forty-foot and 1,468 forty-foot high-cube marine dry cargo containers, as well as 135 twenty-foot and 23 forty-foot high-cube refrigerated containers, and 198 twenty-four thousand-liter tanks.
     The following chart summarizes the composition of the Partnership’s fleet (based on container type) at March 31, 2008:

	Dry Cargo			Refrigerated		Tank
	Containers			Containers		Containers
			40-Foot		40-Foot
	20-Foot	40-Foot	High-Cube	20-Foot	High-Cube	24,000-Liter
Containers on lease:
Master lease	7,643	3,346	1,094	86	7	99
Term lease
Short term[1]	1,669	221	96	16	3	46
Long term[2]	3,024	931	215	33	12	41

	4,693	1,152	311	49	15	87

Subtotal	12,336	4,498	1,405	135	22	186
Containers off lease	369	100	63	—	1	12

Total container fleet	12,705	4,598	1,468	135	23	198

1.	Short term leases represent term leases that are either scheduled for renegotiation or that may expire on or before March 2009.

2.	Long term leases represent term leases, the majority of which will expire between April 2009 and December 2012.
     The primary component of the Partnership’s results of operations is net lease revenue. Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses from gross lease revenues generated from the leasing of the Partnership’s containers. Net lease revenue is directly related to the size, utilization and per-diem rental rates of the Partnership’s fleet. Direct operating expenses are direct costs associated with the Partnership’s containers. Direct operating expenses may be categorized as follows:
•	Activity-related expenses, including agent and depot costs such as repairs, maintenance and handling;

•	Inventory-related expenses for off-hire containers, comprising storage and repositioning costs. These costs are sensitive to the quantity of off-hire containers as well as the frequency at which containers are re-delivered and the frequency and size of repositioning moves undertaken;

•	Legal and other expenses, including legal costs related to the recovery of containers and doubtful accounts, insurance and provisions for doubtful accounts.

     At March 31, 2008, approximately 50% of the original equipment remained in the Partnership’s fleet, compared to approximately 52% at December 31, 2007. The following table details the proportion of the fleet remaining by product:

	Dry Cargo						Refrigerated
	Containers						Containers				Tank
					40-Foot				40-Foot		Containers
	20-Foot		40-Foot		High-Cube		20-Foot		High-Cube		24,000-Liter
	Units	%	Units	%	Units	%	Units	%	Units	%	Units	%
Total purchases	26,446	100%	8,751	100%	2,179	100%	463	100%	100	100%	229	100%
Less disposals	13,741	52%	4,153	47%	711	33%	328	71%	77	77%	31	14%

Remaining fleet at March 31, 2008	12,705	48%	4,598	53%	1,468	67%	135	29%	23	23%	198	86%

     In the course of the last twelve months, the average lease per-diem rate for the combined Partnership fleet declined by 11%. This decline may be attributed to a number of factors:
•	The Leasing Agent extended certain expiring leases at lower rental rates;

•	Off hire containers were placed on leases at rates that, although they resulted in a reduction in the average per-diem rental rates, they also significantly lowered inventory levels;

•	The overall lease market for the Partnership’s older containers continues to be very competitive and, therefore, subject to significant pricing pressures.
     As a result of these changes and other market factors, the average utilization rate for the combined Partnership fleet was 5% higher in the first quarter of 2008 than in the corresponding period of 2007. The level of direct operating expenses declined in line with the reduction in inventories of off hire containers.
     The Partnership’s average fleet size and utilization rates for the three-month periods ended March 31, 2008 and 2007 were as follows:

	Three Months Ended
	March 31,	March 31,
	2008	2007
Fleet size (measured in twenty-foot equivalent units (TEU))
Dry cargo containers	25,346	30,392
Refrigerated containers	268	414
Tank containers	198	198

Average utilization rates
Dry cargo containers	99%	94%
Refrigerated containers	90%	68%
Tank containers	95%	93%
     The sale of the Partnership’s off-hire containers is in accordance with one of the Partnership’s original investment objectives, which was to realize the residual value of its containers after the expiration of their useful lives, estimated to be between 12 and 15 years after placement in service. The sale of these containers has positively affected the Partnership’s results from operations and minimized storage and other inventory-related costs incurred for its off-hire containers. The secondary market demand for used containers remained favorable during the first quarter of 2008. Changes in future inventory levels, as well as significant fluctuations in new container prices, may affect sales proceeds realized on the sale of the Partnership’s remaining containers. The price of a new twenty-foot dry cargo container increased from approximately $2,000 at the end of 2007 to $2,350 by the end of the first quarter of 2008. The volatility in new container pricing is expected throughout the remainder of 2008.

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007
Overview
     Net income for the three months ended March 31, 2008 of $312,332 was slightly higher than for the corresponding period of 2007. The primary changes between the two periods included the impact of:
•	a decline in net lease revenue, in line with the reduction in the size of the fleet;

•	this decline was more than offset by the combined effect of a reduction in depreciation expense and an increase in the levels of gains recorded on the disposal of equipment at the end of its useful maritime life.
Analysis & Discussion
     Net lease revenue was $1,097,528 for the three months ended March 31, 2008 compared to $1,365,345 for the same period in the prior year. The decline was primarily due to a $466,298 decline in gross lease revenue (a component of net lease revenue), reflecting the Partnership’s smaller fleet size and an 8% decline in the dry cargo container per-diem rental rates. This was partly offset by a reduction in direct operating expenses (a component of net lease revenue) of $136,526. The reduction in direct operating expenses was attributable to a decrease in both activity-related and inventory-related expenses in line with the decline in inventories of off-hire containers.
     Depreciation expense of $996,869 for the three months ended March 31, 2008 declined by $279,434, or 22%, when compared to the corresponding period in 2007, a direct result of the Partnership’s declining fleet size.
     Other general and administrative expenses amounted to $77,363 for the three-month period ended March 31, 2008, an increase of $3,245 or 4% when compared to the same period in 2007. This change was attributable to higher fees for audit banking services.
     Net gain on disposal of equipment for the three months ended March 31, 2008 and 2007 were $277,880 and $256,839, respectively. The Partnership disposed of 778 containers, compared to 1,222 containers during the same three-month period in 2007.
     The net gain on container disposals in the three-month period ended March 31, 2008, was a result of various factors, including the proceeds realized from the container disposal, age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the amount of sales proceeds received and the related gain or loss on container disposals.

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
     In February 2008, the Partnership completed its 14th year of operations. Accordingly, it will continue its liquidation phase. At March 31, 2008, approximately 50% of the original equipment remained in the Partnership’s fleet. CCC will take several factors into consideration when examining options for the timing of the disposal of the containers. These factors include the impact of a diminishing fleet size and current market conditions on the level of gross lease revenue, and fixed operating costs relative to this revenue. Parallel to these considerations will be a projected increase in expenses for compliance with Section 404 of the Sarbanes Oxley Act of 2002, which addresses a range of corporate governance, disclosure, and accounting issues. The Partnership is required to be in compliance with Section 404 on December 31, 2008, however, the SEC has proposed an extension of auditor attestation to fiscal years ending on or after December 15,2009. Upon the liquidation of CCC’s interest in the Partnership, CCC shall contribute to the Partnership, if necessary, an amount equal to the lesser of the deficit balance in its capital account at the time of such liquidation, or 1.01% of the excess of the Limited Partners’ capital contribution to the Partnership over the capital contributions previously made to the Partnership by CCC, after giving effect to the allocation of income or loss arising from the liquidation of the Partnership’s assets.
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
     At March 31, 2008, the Partnership had $2,677,985 in cash and cash equivalents, a decrease of $402,895 from cash balances at December 31, 2007. The Partnership invests its working capital, as well as cash flows from operations and the sale of containers that have not yet been distributed to CCC or its limited partners in money market funds. At March 31, 2008, the Partnership had an additional $30,000 as part of its working capital for estimated expenses related to the ultimate sale of its remaining containers, final liquidation of its remaining assets and subsequent dissolution.
     Cash from Operating Activities: Net cash provided by operating activities, primarily generated by net lease revenue receipts, was $961,157 during the three months ended March 31, 2008, compared to $1,510,772 for the same three-month period in 2007.
     Cash from Investing Activities: Net cash provided by investing activities was $941,546 during the three months ended March 31, 2008, compared to $1,221,648 in the corresponding period of 2007. These amounts represent sales proceeds generated from the sale of container rental equipment.
     Cash from Financing Activities: Net cash used in financing activities was $2,305,598 during the three months ended March 31, 2008, compared to $2,739,660 during the three months ended March 31, 2007. These amounts represent distributions to the Partnership’s general and limited partners. The Partnership’s continuing container disposals should produce lower operating results, and consequently, lower distributions to its partners in subsequent periods.

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
     The Partnership, in consultation with its audit committee, has reviewed and approved these significant accounting policies which are further described in the Partnership’s 2007 Annual Report on Form 10-K.
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
     See Item 4T.
Item 4T. Controls and Procedures
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Not applicable.
Item 1A. Risk Factors
There are no material changes from the risk factors as previously disclosed in the Partnership’s December 31, 2007 Form 10-K in response to Item 1A to Part I of Form 10-K.
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

CRONOS GLOBAL INCOME FUND XV, L.P. By Cronos Capital Corp. The General Partner
By	/s/ Dennis J. Tietz
Dennis J. Tietz
President and Director of Cronos Capital Corp. (“CCC”) Principal Executive Officer of CCC

By	/s/ Frank P. Vaughan
Frank P. Vaughan
Chief Financial Officer and Director of Cronos Capital Corp. (“CCC”) Principal Financial and Accounting Officer of CCC

Date: May 9, 2008

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