Form 10-Q
period 2008-06-30
CRONOS GLOBAL INCOME FUND XV LP
filed 2008-08-08
CIK 912605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

CRONOS GLOBAL INCOME FUND XV, L.P.
Report on Form 10-Q for the Quarterly Period
Ended June 30, 2008

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Presented herein are Cronos Global Income Fund XV, L.P.’s (the “Partnership”) condensed balance sheets as of June 30, 2008 and December 31, 2007, condensed statements of income for the three and six months ended June 30, 2008 and 2007, and condensed statements of cash flows for the six months ended June 30, 2008 and 2007, (collectively the “Financial Statements”) prepared by the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Partnership’s December 31, 2007, Annual Report on Form 10-K. These Financial Statements reflect, in the opinion of the Partnership and Cronos Capital Corp. (“CCC”), the general partner, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The statements of income for such interim periods are not necessarily indicative of the results for the full year.
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

CRONOS GLOBAL INCOME FUND XV, L.P.
Condensed Balance Sheets
(Unaudited)

	June 30,	December 31,
	2008	2007
Assets

Current assets:
Cash and cash equivalents, includes $2,726,063 at June 30, 2008 and $3,065,880 at December 31, 2007 in interest-bearing accounts	$2,741,063	$3,080,880
Net lease receivables due from Leasing Agent	1,127,577	1,209,641
Sales-type lease receivables, due from Leasing Agent within one year, net	79,272	75,829
Direct finance lease receivables, due from Leasing Agent within one year, net	30,356	—

Total current assets	3,978,268	4,366,350

Sales-type lease receivables, due from Leasing Agent after one year, net	56,997	97,595
Direct finance lease receivables, due from Leasing Agent after one year, net	32,623	—

Container rental equipment, at cost	61,171,027	66,783,024
Less accumulated depreciation	(48,116,482)	(50,454,037)

Net container rental equipment	13,054,545	16,328,987

Total assets	$17,122,433	$20,792,932

Partners’ Capital

Partners’ capital:
General partner	$5,723	$5,791
Limited partners	17,116,710	20,787,141

Total partners’ capital	$17,122,433	$20,792,932

The accompanying notes are an integral part of thses condensed financial statements

CRONOS GLOBAL INCOME FUND XV, L.P.
Condensed Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Net lease revenue from Leasing Agent	$984,776	$1,282,058	$2,082,304	$2,647,405

Other operating income (expenses):
Depreciation	(988,147)	(1,199,109)	(1,985,015)	(2,475,412)
Other general and administrative expenses	(100,503)	(77,963)	(177,867)	(152,083)
Net gain on disposal of equipment	421,349	255,811	699,229	512,650

	(667,301)	(1,021,261)	(1,463,653)	(2,114,845)

Income from operations	317,475	260,797	618,651	532,560

Other income:
Interest income	3,561	39,975	14,717	80,079

Net income	$321,036	$300,772	$633,368	$612,639

Allocation of net income:
General partner	$64,635	$122,733	$132,051	$434,600
Limited partners	256,401	178,039	501,317	178,039

	$321,036	$300,772	$633,368	$612,639

Limited partners’ per unit share of net income	$0.04	$0.02	$0.07	$0.02

The accompanying notes are an integral part of thses condensed financial statements

CRONOS GLOBAL INCOME FUND XV, L.P.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2008	2007
Net cash provided by operating activities	$2,119,744	$2,748,672

Cash flows from investing activities:
Proceeds from sale of container rental equipment	1,844,306	2,471,661

Cash flows from financing activities:
Distributions to general partner	(132,119)	(172,104)
Distributions to limited partners	(4,171,748)	(5,244,484)

Net cash used in financing activities	(4,303,867)	(5,416,588)

Net decrease in cash and cash equivalents	(339,817)	(196,255)

Cash and cash equivalents at the beginning of the period	3,080,880	3,442,940

Cash and cash equivalents at the end of the period	$2,741,063	$3,246,685

The accompanying notes are an integral part of thses condensed financial statements

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

In March 2008, the Partnership commenced its 15th year of operations and continued its liquidation phase wherein CCC focuses its attention on the retirement of the remaining equipment in the Partnership’s container fleet. At June 30, 2008, approximately 48% of the original equipment remained in the Partnership’s fleet. CCC will take several factors into consideration when examining options for the timing of the disposal of the containers. These factors include the impact of a diminishing fleet size and current market conditions on the level of gross lease revenue generated, and the level of operating costs relevant to this revenue. CCC will also consider the impact of the additional reporting and compliance requirements associated with the introduction of Section 404 of the Sarbanes Oxley Act of 2002. The Partnership is required to be in compliance with Section 404 for the year ended December 31, 2008, however, the SEC has extended the requirement for auditor attestation compliance to fiscal years ending on or after December 15, 2009.

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

The Leasing Agent leases containers to ocean carriers, generally under operating leases which are either master leases or term leases (mostly one to five years) and occasionally under sales-type leases and direct finance leases. Master leases do not specify the exact number of containers to be leased or the term that each container will remain on hire but allow the ocean carrier to pick up and drop off containers at various locations, and rentals are charged and recognized based upon the number of containers used and the applicable per-diem rate. Accordingly, rentals under master leases are variable and contingent upon the number of containers used.

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

Sales-type leases and direct finance leases are long-term in nature, usually ranging from three to seven years, and require relatively low levels of customer service. They ordinarily require fixed payments over a defined period and provide customers with an option to purchase the subject containers at the end of the lease term. Per-diem rates include an element of repayment of capital and therefore are usually higher than rates charged under either term or master leases.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis projecting future cash flows from container rental equipment operations is prepared annually, or upon material changes in market conditions. The primary variables utilized in the analysis are current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size, container disposal proceeds and the timing of container disposals. Additionally, the Partnership evaluates future cash flows and potential impairment for its entire fleet rather than for container type or each individual container, and as a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges recorded against the carrying value of container rental equipment for the six-month periods ended June 30, 2008 and 2007.

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

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides a single definition of fair value, establishes a framework for the measurement of fair value and expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157”, which permits a one-year deferral for the implementation of SFAS 157 with regard to non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Partnership elected to defer adoption of SFAS 157 for such items and does not currently anticipate that adoption for non-financial assets and liabilities in 2009 will have a material impact to the financial statements. The Partnership adopted the effective provisions of SFAS 157 as of January 1, 2008. There was no impact to the condensed interim financial statements upon adoption. At June 30, 2008, the Partnership did not have any financial assets or liabilities that were subject to the expanded disclosures regarding fair value measurements, consequently adoption had no disclosure impact.
(Continued)

CRONOS GLOBAL INCOME FUND XV, L.P.
Notes to Unaudited Condensed Financial Statements
(1) Summary of Significant Accounting Policies (continued)
(h)	Accounting pronouncements not yet adopted

In May 2008 the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Partnership does not believe adoption of SFAS 162 will have an impact on the financial statements.
(2) Net Lease Receivables Due from Leasing Agent
Net lease receivables due from Leasing Agent at June 30, 2008 and December 31, 2007 comprised:

	June 30,	December 31,
	2008	2007
Gross lease receivables	$1,737,148	$1,817,673
Less:
Direct operating payables and accrued expenses	344,642	341,305
Base management fees payable	78,500	86,349
Reimbursed administrative expenses	27,869	25,760
Allowance for doubtful accounts	158,560	154,618

	609,571	608,032

Net lease receivables due from Leasing Agent	$1,127,577	$1,209,641

Included within the amount of gross lease receivables are $144,349 and $191,187 in respect of amounts owed by the Leasing Agent in relation to the disposal of containers for the six months ended June 30, 2008 and the year ended December 31, 2007, respectively.
(Continued)

CRONOS GLOBAL INCOME FUND XV, L.P.
Notes to Unaudited Condensed Financial Statements
(3)	Net Lease Revenue

Net lease revenue for the three and six-month periods ended June 30, 2008 and 2007 were as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Gross lease revenue	$1,321,093	$1,705,177	$2,714,687	$3,565,069
Less:
Direct operating expenses	163,914	209,671	291,612	473,892
Base management fees	93,863	121,398	189,061	251,030
Reimbursed administrative expenses
Salaries	60,370	63,515	114,938	130,588
Other payroll related expenses	5,930	9,507	12,626	22,110
General and administrative expenses	12,240	19,028	24,146	40,044

Total reimbursed administrative expenses	78,540	92,050	151,710	192,742

	336,317	423,119	632,383	917,664

Net lease revenue	$984,776	$1,282,058	$2,082,304	$2,647,405

(4)	Operating Segment

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

A summary of gross lease revenue earned by each Partnership container type for the three and six-month periods ended June 30, 2008 and 2007 follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Dry cargo containers	$1,104,916	$1,437,984	$2,266,919	$3,019,097
Refrigerated containers	75,824	124,488	161,295	260,112
Tank containers	140,353	142,705	286,473	285,860

Total	$1,321,093	$1,705,177	$2,714,687	$3,565,069

Due to the Partnership’s lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, the Partnership believes that it does not possess discernible geographic reporting segments as defined in SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”).
(Continued)

CRONOS GLOBAL INCOME FUND XV, L.P.
Notes to Unaudited Condensed Financial Statements
(5)	Limited Partners’ Capital

Cash distributions made to the limited partners for the six-month periods ended June 30, 2008 and 2007 were as follows:

	Six Months Ended
	June 30,	June 30,
	2008	2007
Cash Distribution from Operations	$2,115,673	$2,801,030
Cash Distribution from Sales Proceeds	2,056,075	2,443,454

Total Cash Distributions	$4,171,748	$5,244,484

These distributions are used in determining “Adjusted Capital Contributions” as defined by the Partnership Agreement.

The limited partners’ per unit share of capital was $2 at June 30, 2008 and $3 at December 31, 2007, respectively. This is calculated by dividing the limited partners’ capital at the end of June 30, 2008 and December 31, 2007 by 7,151,569, the total number of outstanding limited partnership units.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of the Partnership’s historical financial condition and results of operations should be read in conjunction with the Partnership’s December 31, 2007 Annual Report on Form 10-K and the financial statements and the notes thereto appearing elsewhere in this report.
Results of Operations
Overview
     Pursuant to the Limited Partnership Agreement of the Partnership, all authority to administer the business of the Partnership is vested in CCC. A Leasing Agent Agreement (“Agreement”) exists between the Partnership and the Leasing Agent, whereby the Leasing Agent is responsible for managing the leasing operations of all equipment owned by the Partnership. Pursuant to the Agreement, the Leasing Agent leases, manages and re-leases the Partnership’s containers to ocean carriers and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Agreement permits the Leasing Agent to use the containers owned by the Partnership, together with other containers owned or managed by the Leasing Agent and its affiliates, as part of a single fleet operated without regard to ownership.
     The Partnership derives revenues from marine dry cargo, refrigerated and tank containers that are used by its customers in global trade routes. As of June 30, 2008, the Partnership operated 12,151 twenty-foot, 4,411 forty-foot and 1,430 forty-foot high-cube marine dry cargo containers, as well as 111 twenty-foot and 22 forty-foot high-cube refrigerated containers, and 195 twenty-four thousand-liter tanks.
     The following chart summarizes the composition of the Partnership’s operating lease fleet (based on container type) at June 30, 2008:

	Dry Cargo			Refrigerated		Tank
	Containers			Containers		Containers
			40-Foot		40-Foot
	20-Foot	40-Foot	High-Cube	20-Foot	High-Cube	24,000-Liter
Containers on lease:
Master lease	8,072	3,228	1,101	51	4	100
Term lease
Short term[1]	1,548	195	62	16	3	50
Long term[2]	2,276	896	222	7	13	37

	3,824	1,091	284	23	16	87

Subtotal	11,896	4,319	1,385	74	20	187
Containers off lease	255	92	45	37	2	8

Total container fleet	12,151	4,411	1,430	111	22	195

1.	Short term leases represent term leases that are either scheduled for renegotiation or that may expire on or before June 2009.

2.	Long term leases represent term leases, the majority of which will expire between July 2009 and December 2019.
     The primary component of the Partnership’s results of operations is net lease revenue. Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses from gross lease revenues generated from the leasing of the Partnership’s containers. Net lease revenue is directly related to the size, utilization and per-diem rental rates of the Partnership’s fleet. Direct operating expenses are direct costs associated with the Partnership’s containers. Direct operating expenses may be categorized as follows:
•	Activity-related expenses, including agent and depot costs such as repairs, maintenance and handling;

•	Inventory-related expenses for off-hire containers, comprising storage and repositioning costs. These costs are sensitive to the quantity of off-hire containers as well as the frequency at which containers are re-delivered and the frequency and size of repositioning moves undertaken; and

•	Legal and other expenses, including legal costs related to the recovery of containers and doubtful accounts, insurance and provisions for doubtful accounts.

     At June 30, 2008, approximately 48% of the original equipment remained in the Partnership’s fleet, compared to approximately 52% at December 31, 2007. The following table details the proportion of the fleet remaining by product:

	Dry Cargo						Refrigerated				Tank
	Containers						Containers				Containers
					40-Foot				40-Foot
	20-Foot		40-Foot		High-Cube		20-Foot		High-Cube		24,000-Liter
	Units	%	Units	%	Units	%	Units	%	Units	%	Units	%
Total purchases	26,446	100%	8,751	100%	2,179	100%	463	100%	100	100%	229	100%
Less disposals	14,295	54%	4,340	50%	749	34%	352	76%	78	78%	34	15%

Remaining fleet at June 30, 2008	12,151	46%	4,411	50%	1,430	66%	111	24%	22	22%	195	85%

     In the course of the last twelve months, the average lease per-diem rate for the combined Partnership fleet declined by 11%. This decline may be attributed to a number of factors:
▪	The Leasing Agent extended certain expiring leases at lower rental rates;

▪	Off hire containers were placed on leases at rates that, although they resulted in a reduction in the average per-diem rental rates, also significantly lowered inventory levels; and

▪	The overall lease market for the Partnership’s older containers continues to be very competitive and, therefore, subject to significant pricing pressures.
     As a result of these changes and other market factors, the average utilization rate for the combined Partnership fleet was 3% higher in the second quarter of 2008 than in the corresponding period of 2007. The level of direct operating expenses declined in line with the reduction in inventories of off hire containers.
     The Partnership’s average fleet size and utilization rates for the six-month periods ended June 30, 2008 and 2007 were as follows:

	Six Months Ended
	June 30,	June 30,
	2008	2007
Fleet size (measured in twenty-foot equivalent units (TEU))
Dry cargo containers	24,871	29,649
Refrigerated containers	254	397
Tank containers	197	198

Average utilization rates
Dry cargo containers	99%	95%
Refrigerated containers	88%	71%
Tank containers	95%	93%
     The sale of the Partnership’s off-hire containers is in accordance with one of the Partnership’s original investment objectives, which was to realize the residual value of its containers after the expiration of their useful lives, estimated to be between 12 and 15 years after placement in service. The sale of these containers has positively affected the Partnership’s results from operations and minimized storage and other inventory-related costs incurred for its off-hire containers. The secondary market demand for used containers remained favorable during the second quarter of 2008. Changes in future inventory levels, as well as significant fluctuations in new container prices, may affect sales proceeds realized on the sale of the Partnership’s remaining containers. The price of a new twenty-foot dry cargo container increased from approximately $2,000 at the end of 2007 to $2,500 by the end of the second quarter of 2008. The volatility in new container pricing is expected throughout the remainder of 2008.

Three Months Ended June 30, 2008, Compared to the Three Months Ended June 30, 2007
Overview
     Net income for the three months ended June 30, 2008, of $321,036 was slightly higher than for the corresponding period of 2007. The primary changes between the two periods included the impact of:
▪	an increase in the levels of gains recorded on the disposal of equipment at the end of its useful maritime life; and

▪	a decline in the levels of net lease revenues that was in line with the reduction in the size of the fleet.
Analysis & Discussion
     Net lease revenue was $984,776 for the three months ended June 30, 2008 compared to $1,282,058 for the same period in the prior year. The decline was primarily due to a $384,084 decline in gross lease revenue (a component of net lease revenue), reflecting the Partnership’s smaller fleet size and a 5% decline in the dry cargo container per-diem rental rates. This was partly offset by a $45,757 reduction in direct operating expenses (a component of net lease revenue) as both activity-related and inventory-related expenses decreased in line with the decline in inventories of off-hire containers.
     Depreciation expense of $988,147 for the three months ended June 30, 2008 declined by $210,962, or 18%, when compared to the corresponding period in 2007, a direct result of the Partnership’s declining fleet size.
     Other general and administrative expenses amounted to $100,503 for the three-month period ended June 30, 2008, an increase of $22,540, or 29%, when compared to the same period in 2007. This change was attributable to higher fees for audit, printing and banking services.
     Net gains on disposal of equipment for the three months ended June 30, 2008 and 2007 were $421,349 and $255,811, respectively. The increase was primarily due to higher average sales proceeds and lower average net book value. The Partnership disposed of 807 containers, compared to 1,102 containers during the same three-month period in 2007.
     The net gain on container disposals in the three-month period ended June 30, 2008, was a result of various factors, including age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the amount of sales proceeds received and the related gain or loss on container disposals.
Six Months Ended June 30, 2008, Compared to the Six Months Ended June 30, 2007
Overview
     Net income for the six months ended June 30, 2008, of $633,368 was slightly higher than for the corresponding period of 2007. The primary changes between the two periods included the impact of:
▪	an increase in the levels of gains recorded on the disposal of equipment at the end of its useful maritime life; and

▪	a decline in the levels of net lease revenues that was in line with the reduction in the size of the fleet.
Analysis & Discussion
     Net lease revenue was $2,082,304 for the six months ended June 30, 2008 compared to $2,647,405 for the same period in the prior year. The decline was primarily due to an $850,382 decline in gross lease revenue (a component of net lease revenue), reflecting the Partnership’s smaller fleet size and a 6% decline in the dry cargo container per-diem rental rates. This was partly offset by a $182,280 reduction in direct operating expenses (a component of net lease revenue)as both activity-related and inventory-related expenses decreased in line with the decline in inventories of off-hire containers.

     Depreciation expense of $1,985,015 for the six months ended June 30, 2008 declined by $490,397, or 20%, when compared to the corresponding period in 2007, a direct result of the Partnership’s declining fleet size.
     Other general and administrative expenses were $177,867 for the six-month period ended June 30, 2008, an increase of $25,784, or 17%, when compared to the same period in 2007. This change was attributable to higher fees for audit, printing and banking services.
     Net gains on disposal of equipment for the six months ended June 30, 2008 and 2007 were $699,229 and $512,650, respectively. The Partnership disposed of 1,585 containers, compared to 2,324 containers during the same six-month period in 2007.
Liquidity and Capital Resources
     During the Partnership’s first 10 years of operations, the Partnership’s primary objective was to generate cash flow from operations for distribution to its limited partners. The Partnership relies primarily on container rental receipts to meet this objective. Cash generated from container sales proceeds are distributed to the partners. No credit lines are maintained to finance working capital. Commencing in 2005, the Partnership’s 11th year of operations, the Partnership began to focus its attention on the disposition of its fleet in accordance with another of its original investment objectives, realizing the residual value of its containers after the expiration of their economic useful lives, estimated to be 15 years after placement in leased service.
     In March 2008, the Partnership commenced its 15th year of operations and continued its liquidation phase. At June 30, 2008, approximately 48% of the original equipment remained in the Partnership’s fleet. CCC will take several factors into consideration when examining options for the timing of the disposal of the containers. These factors include the impact of a diminishing fleet size and current market conditions on the level of gross lease revenue generated, and the level of fixed operating costs relative to this revenue. Upon the liquidation of CCC’s interest in the Partnership, CCC shall contribute to the Partnership, if necessary, an amount equal to the lesser of the deficit balance in its capital account at the time of such liquidation, or 1.01% of the excess of the Limited Partners’ capital contribution to the Partnership over the capital contributions previously made to the Partnership by CCC, after giving effect to the allocation of income or loss arising from the liquidation of the Partnership’s assets.
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
     At June 30, 2008, the Partnership had $2,741,063 in cash and cash equivalents, a decrease of $339,817 from cash balances at December 31, 2007. The Partnership invests its cash balances in money market funds.
     Cash from Operating Activities: Net cash provided by operating activities, primarily generated by net lease revenue receipts, was $2,119,744 during the six months ended June 30, 2008, compared to $2,748,672 for the same six-month period in 2007.
     Cash from Investing Activities: Net cash provided by investing activities was $1,844,306 during the six months ended June 30, 2008, compared to $2,471,661 in the corresponding period of 2007. These amounts represent sales proceeds generated from the sale of container rental equipment.
     Cash from Financing Activities: Net cash used in financing activities was $4,303,867 during the six months ended June 30, 2008, compared to $5,416,588 during the six months ended June 30, 2007. These amounts represent distributions to the Partnership’s general and limited partners. The Partnership’s continuing container disposals should produce lower operating results, and consequently, lower distributions to its partners in subsequent periods.

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
Item 4. Controls and Procedures
     See Item 4T.
Item 4T. Controls and Procedures
     The principal executive and principal financial officers of CCC have evaluated the disclosure controls and procedures of the Partnership as of the end of the period covered by this report. As used herein, the term “disclosure controls and procedures” has the meaning given to the term by Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), and includes the controls and other procedures of the Partnership that are designed to ensure that information required to be disclosed by the Partnership in the reports that it files with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon their evaluation, the principal executive and principal financial officers of CCC have concluded that the Partnership’s disclosure controls and procedures were effective such that the information required to be disclosed by the Partnership in this report is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms applicable to the preparation of this report and is accumulated and communicated to CCC’s management, including CCC’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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
Date: August 8, 2008

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