Form 10-Q
period 2008-09-30
CRONOS GLOBAL INCOME FUND XV LP
filed 2008-11-05
CIK 912605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

CRONOS GLOBAL INCOME FUND XV, L.P.
Report on Form 10-Q for the Quarterly Period
Ended September 30, 2008

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Presented herein are Cronos Global Income Fund XV, L.P.’s (the “Partnership”) condensed balance sheets as of September 30, 2008 and December 31, 2007, condensed statements of income for the three and nine months ended September 30, 2008 and 2007, and condensed statements of cash flows for the nine months ended September 30, 2008 and 2007 (collectively the “Financial Statements”), prepared by the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Partnership’s December 31, 2007, Annual Report on Form 10-K. These Financial Statements reflect, in the opinion of the Partnership and Cronos Capital Corp. (“CCC”), the general partner, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The statements of income for such interim periods are not necessarily indicative of the results for the full year.
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

CRONOS GLOBAL INCOME FUND XV, L.P.
Condensed Balance Sheets
(Unaudited)

	September 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents, includes $2,655,975 at September 30, 2008 and $3,065,880 at December 31, 2007 in interest-bearing accounts	$2,670,975	$3,080,880
Net lease receivables due from Leasing Agent	1,010,472	1,209,641
Sales-type lease receivables, due from Leasing Agent within one year, net	78,355	75,829
Direct finance lease receivables, due from Leasing Agent within one year, net	34,889	—

Total current assets	3,794,691	4,366,350

Sales-type lease receivables, due from Leasing Agent after one year, net	35,585	97,595
Direct finance lease receivables, due from Leasing Agent after one year, net	30,610	—

Container rental equipment, at cost	58,266,487	66,783,024
Less accumulated depreciation	(46,695,276)	(50,454,037)

Net container rental equipment	11,571,211	16,328,987

Total assets	$15,432,097	$20,792,932

Partners’ Capital

Partners’ capital:
General partner	$8,006	$5,791
Limited partners	15,424,091	20,787,141

Total partners’ capital	$15,432,097	$20,792,932

The accompanying notes are an integral part of these condensed financial statements.

CRONOS GLOBAL INCOME FUND XV, L.P.
Condensed Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Net lease revenue from Leasing Agent	$1,008,504	$1,275,886	$3,090,808	$3,923,291

Other operating income (expenses):
Depreciation	(944,933)	(1,088,752)	(2,929,948)	(3,564,164)
Other general and administrative expenses	(78,399)	(44,126)	(256,266)	(196,209)
Net gain on disposal of equipment	290,805	255,467	990,034	768,117

	(732,527)	(877,411)	(2,196,180)	(2,992,256)

Income from operations	275,977	398,475	894,628	931,035

Other income:
Interest income	3,124	35,220	17,841	115,299

Net income	$279,101	$433,695	$912,469	$1,046,334

Allocation of net income:
General partner	$64,636	$79,433	$196,687	$514,033
Limited partners	214,465	354,262	715,782	532,301

	$279,101	$433,695	$912,469	$1,046,334

Limited partners’ per unit share of net income	$0.03	$0.05	$0.10	$0.07

The accompanying notes are an integral part of these condensed financial statements.

CRONOS GLOBAL INCOME FUND XV, L.P.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2008	2007

Net cash provided by operating activities	$3,095,938	$3,970,914

Cash flows from investing activities:
Proceeds from sale of container rental equipment	2,767,461	3,625,474

Cash flows from financing activities:
Distributions to general partner	(194,472)	(249,047)
Distributions to limited partners	(6,078,832)	(7,717,736)

Net cash used in financing activities	(6,273,304)	(7,966,783)

Net decrease in cash and cash equivalents	(409,905)	(370,395)

Cash and cash equivalents at the beginning of the period	3,080,880	3,442,940

Cash and cash equivalents at the end of the period	$2,670,975	$3,072,545

The accompanying notes are an integral part of these condensed financial statements.

CRONOS GLOBAL INCOME FUND XV, L.P.
Notes to Unaudited Condensed Financial Statements
(1) Summary of Significant Accounting Policies
(a)	Nature of Operations

Cronos Global Income Fund XV, L.P. (the “Partnership”) is a limited partnership organized under the laws of the State of California on August 26, 1993, for the purpose of owning and leasing dry and specialized marine cargo containers to ocean carriers. The Partnership commenced operations on February 22, 1994, when the minimum subscription proceeds of $2,000,000 were received from over 100 subscribers (excluding from such count Pennsylvania residents, Cronos Capital Corp. (“CCC”), and all affiliates of CCC). The Partnership offered 7,500,000 units of limited partnership interest at $20 per unit or $150,000,000. The offering terminated on December 15, 1995, at which time 7,151,569 limited partnership units had been sold.

CCC, the general partner, and its affiliate, Cronos Containers Limited (the “Leasing Agent”), manage the business of the Partnership. CCC and the Leasing Agent also manage the container leasing business for other partnerships affiliated with CCC.

In March 2008, the Partnership commenced its 15th year of operations and continued its liquidation phase wherein CCC focuses its attention on the retirement of the remaining equipment in the Partnership’s container fleet. At September 30, 2008, approximately 46% of the original equipment remained in the Partnership’s fleet. CCC will take several factors into consideration when examining options for the timing of the disposal of the containers. These factors include the impact of a diminishing fleet size and current market conditions on the level of gross lease revenue generated, and the level of operating costs relevant to this revenue. CCC will also consider the impact of the additional reporting and compliance requirements associated with the introduction of Section 404 of the Sarbanes Oxley Act of 2002. The Partnership is required to be in compliance with Section 404 for the year ending December 31, 2008, however, the SEC requirement for auditor attestation compliance only applies to the year ending December 31, 2009.

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

Master leases do not specify the exact number of containers to be leased or the term that each container will remain on hire but allow the ocean carrier to pick up and drop off containers at various locations. Rentals are charged and recognized based upon the number of containers used and the applicable per-diem rate and accordingly, rentals under master leases are variable and contingent upon the number of containers used.

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

Direct finance leases and sales-type leases are long-term in nature, usually ranging from three to seven years, and require relatively low levels of customer service. They ordinarily require fixed payments over a defined period and provide customers with an option to purchase the subject containers at the end of the lease term. Per-diem rates include an element of repayment of capital and therefore are usually higher than rates charged under either term or master leases.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis projecting future cash flows from container rental equipment operations is prepared annually, or upon material changes in market conditions. The primary variables utilized in the analysis are current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size, container disposal proceeds and the timing of container disposals. Additionally, the Partnership evaluates future cash flows and potential impairment for its entire fleet rather than for container type or each individual container, and as a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges recorded against the carrying value of container rental equipment for the nine-month periods ended September 30, 2008 and 2007.

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

(g)	Accounting pronouncements adopted during the period

On February 15, 2007 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. On January 1, 2008 the Partnership adopted SFAS 159, however, the Partnership has elected not to use the fair value option for any of its existing financial assets and liabilities and consequently, its adoption has had no impact.

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides a single definition of fair value, establishes a framework for the measurement of fair value and expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157”, which permits a one-year deferral for the implementation of SFAS 157 with regard to non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Partnership elected to defer adoption of SFAS 157 for such items and does not currently anticipate that adoption for non-financial assets and liabilities in 2009 will have a material impact to the financial statements. The Partnership adopted the effective provisions of SFAS 157 as of January 1, 2008. At September 30, 2008, the Partnership did not have any financial assets or liabilities that were subject to the expanded disclosures regarding fair value measurements; consequently its adoption has had no disclosure impact.
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
(2) Net Lease Receivables Due from Leasing Agent
Net lease receivables due from Leasing Agent at September 30, 2008 and December 31, 2007 comprised:

	September 30,	December 31,
	2008	2007

Gross lease receivables	$1,539,320	$1,817,673
Less:
Direct operating payables and accrued expenses	273,566	341,305
Base management fees payable	72,976	86,349
Reimbursed administrative expenses	18,574	25,760
Allowance for doubtful accounts	163,732	154,618

	528,848	608,032

Net lease receivables due from Leasing Agent	$1,010,472	$1,209,641

Included within the amount of gross lease receivables are $50,401 and $191,187 in respect of amounts owed by the Leasing Agent in relation to the disposal of containers for the nine months ended September 30, 2008 and the year ended December 31, 2007, respectively.
(Continued)

CRONOS GLOBAL INCOME FUND XV, L.P.
Notes to Unaudited Condensed Financial Statements
(3) Net Lease Revenue
Net lease revenue for the three and nine-month periods ended September 30, 2008 and 2007 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Gross lease revenue	$1,274,130	$1,648,339	$3,988,817	$5,213,408
Less:
Direct operating expenses	119,084	176,658	410,696	650,550
Base management fees	87,945	109,714	277,006	360,744
Reimbursed administrative expenses
Salaries	44,379	63,743	159,317	194,331
Other payroll related expenses	3,747	6,355	16,373	28,465
General and administrative expenses	10,471	15,983	34,617	56,027

Total reimbursed administrative expenses	58,597	86,081	210,307	278,823

	265,626	372,453	898,009	1,290,117

Net lease revenue	$1,008,504	$1,275,886	$3,090,808	$3,923,291

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
A summary of gross lease revenue earned by each Partnership container type for the three and nine-month periods ended September 30, 2008 and 2007 follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Dry cargo containers	$1,077,997	$1,362,090	$3,344,916	$4,381,187
Refrigerated containers	53,951	133,131	215,246	393,243
Tank containers	142,182	153,118	428,655	438,978

Total	$1,274,130	$1,648,339	$3,988,817	$5,213,408

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
(Continued)

CRONOS GLOBAL INCOME FUND XV, L.P.
Notes to Unaudited Condensed Financial Statements
(5) Limited Partners’ Capital
Cash distributions made to the limited partners for the nine-month periods ended September 30, 2008 and 2007 were as follows:

	Nine Months Ended
	September 30,	September 30,
	2008	2007
Cash Distribution from Operations	$3,128,811	$4,022,757
Cash Distribution from Sales Proceeds	2,950,021	3,694,979

Total Cash Distributions	$6,078,832	$7,717,736

These distributions are used in determining “Adjusted Capital Contributions” as defined by the Partnership Agreement.
The limited partners’ per unit share of capital was $2 at September 30, 2008 and $3 at December 31, 2007, respectively. This is calculated by dividing the limited partners’ capital at the end of September 30, 2008 and December 31, 2007 by 7,151,569, the total number of outstanding limited partnership units.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of the Partnership’s historical financial condition and results of operations should be read in conjunction with the Partnership’s December 31, 2007 Annual Report on Form 10-K and the financial statements and the notes thereto appearing elsewhere in this report.
Results of Operations
Overview
     Pursuant to the Limited Partnership Agreement of the Partnership, all authority to administer the business of the Partnership is vested in CCC. A Leasing Agent Agreement (the “Agreement”) exists between the Partnership and the Leasing Agent, whereby the Leasing Agent is responsible for managing the leasing operations of all equipment owned by the Partnership. Pursuant to the Agreement, the Leasing Agent leases, manages and re-leases the Partnership’s containers to ocean carriers and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Agreement permits the Leasing Agent to use the containers owned by the Partnership, together with other containers owned or managed by the Leasing Agent and its affiliates, as part of a single fleet operated without regard to ownership.
     The Partnership derives revenues from marine dry cargo, refrigerated and tank containers that are used by its customers in global trade routes.
     The following chart summarizes the composition of the Partnership’s operating lease fleet (based on container type) at September 30, 2008:

	Dry Cargo			Refrigerated		Tank
	Containers			Containers		Containers
			40-Foot		40-Foot
	20-Foot	40-Foot	High-Cube	20-Foot	High-Cube	24,000-Liter
Containers on lease:
Master lease	7,395	2,871	1,017	28	3	94
Term lease
Short term[1]	1,506	171	61	10	—	50
Long term[2]	2,641	1,160	272	5	13	39

	4,147	1,331	333	15	13	89

Subtotal	11,542	4,202	1,350	43	16	183
Containers off lease	199	68	51	19	2	10

Total container fleet	11,741	4,270	1,401	62	18	193

1.	Short term leases represent term leases that are either scheduled for renegotiation or that may expire on or before September 2009.

2.	Long term leases represent term leases, the majority of which will expire between October 2009 and December 2019.
     At September 30, 2008, approximately 46% of the original equipment remained in the Partnership’s fleet, compared to approximately 52% at December 31, 2007. The following table details the proportion of the operating lease fleet remaining by product:

	Dry Cargo						Refrigerated				Tank
	Containers						Containers				Containers
					40-Foot				40-Foot
	20-Foot		40-Foot		High-Cube		20-Foot		High-Cube		24,000-Liter
	Units	%	Units	%	Units	%	Units	%	Units	%	Units	%
Total purchases	26,446	100%	8,751	100%	2,179	100%	463	100%	100	100%	229	100%
Less disposals	14,705	56%	4,481	51%	778	36%	401	87%	82	82%	36	16%

Remaining fleet at September 30, 2008	11,741	44%	4,270	49%	1,401	64%	62	13%	18	18%	193	84%

     The primary component of the Partnership’s results of operations is net lease revenue. Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses from gross lease revenues generated from the leasing of the Partnership’s containers. Gross lease revenue is directly related to the size, utilization and per-diem rental rates of the Partnership’s fleet. Direct operating expenses are direct costs associated with the Partnership’s containers. Direct operating expenses may be categorized as follows:
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
     In the course of the last twelve months, the average lease per-diem rate for the combined Partnership fleet declined by 10%. This decline may be attributed to a number of factors:
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
     As a result of these changes and other market factors, the average utilization rate for the combined Partnership fleet was 2% higher in the third quarter of 2008 than in the corresponding period of 2007. The level of direct operating expenses declined in line with the reduction in inventories of off hire containers.
     The Partnership’s average fleet size and utilization rates for the nine-month periods ended September 30, 2008 and 2007 were as follows:

	Nine Months Ended
	September 30,	September 30,
	2008	2007
Fleet size (measured in twenty-foot equivalent units (TEU))
Dry cargo containers	24,429	28,970
Refrigerated containers	236	375
Tank containers	196	198

Average utilization rates
Dry cargo containers	99%	95%
Refrigerated containers	86%	75%
Tank containers	95%	95%
     The sale of the Partnership’s off-hire containers is in accordance with one of the Partnership’s original investment objectives, which was to realize the residual value of its containers after the expiration of their useful lives, estimated to be between 12 and 15 years after placement in service. The sale of these containers has positively affected the Partnership’s results from operations and minimized storage and other inventory-related costs incurred for its off-hire containers. The secondary market demand for used containers remained favorable during the third quarter of 2008. Changes in future inventory levels, as well as significant fluctuations in new container prices, may affect sales proceeds realized on the sale of the Partnership’s remaining containers. The price of a new twenty-foot dry cargo container increased from approximately $2,000 at the end of 2007 to $2,470 by the end of the third quarter of 2008. The volatility in new container pricing is expected throughout the remainder of 2008.

Three Months Ended September 30, 2008, Compared to the Three Months Ended September 30, 2007
Overview
     Net income for the three months ended September 30, 2008 was $279,101, a decrease of $154,594, or 36%, when compared to the corresponding period in the prior year. The primary changes between the two periods included the impact of:
•	a decline in the levels of net lease revenues that was in line with the reduction in the size of the fleet;

•	a decrease in depreciation expense as a result of the declining fleet size.
Analysis & Discussion
     Net lease revenue was $1,008,504 for the three months ended September 30, 2008 compared to $1,275,886 for the same period in the prior year. The decline was primarily due to a $374,209 reduction in gross lease revenue (a component of net lease revenue), reflecting the Partnership’s smaller fleet size and a 4% decline in the dry cargo container per-diem rental rates. This was partly offset by:
•	a $57,574 reduction in direct operating expenses (a component of net lease revenue) as both activity-related and inventory-related expenses decreased in line with the decline in inventories of off-hire containers; and

•	a $27,484 reduction in reimbursed administrative expenses (a component of net lease revenue) as a result of smaller fleet size and a decrease in expenses incurred by CCC and its affiliates. Reimbursed administrative expenses are costs expended by CCC and its affiliates for services necessary for the prudent operation of the Partnership pursuant to the Limited Partnership Agreement.
     Depreciation expense of $944,933 for the three months ended September 30, 2008 declined by $143,819, or 13%, when compared to the corresponding period in 2007, a direct result of the Partnership’s declining fleet size.
     Other general and administrative expenses amounted to $78,399 for the three-month period ended September 30, 2008, an increase of $34,273, or 78%, when compared to the same period in 2007. This change was attributable to higher fees for third-party investor administration services.
     Net gains on disposal of equipment for the three months ended September 30, 2008 and 2007 were $290,805 and $255,467, respectively. The increase was primarily due to higher average sales proceeds and lower average net book value from an additional year of expensed depreciation. The Partnership disposed of 635 containers, compared to 1,072 containers during the same three-month period in 2007.
     The net gain on container disposals in the three-month period ended September 30, 2008, was a result of various factors, including age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the amount of sales proceeds received and the related gain or loss on container disposals.

Nine Months Ended September 30, 2008, Compared to the Nine Months Ended September 30, 2007
Overview
     Net income for the nine months ended September 30, 2008, was $912,469, a decrease of $133,865, or 13%, when compared to the corresponding period in the prior year. The primary changes between the two periods included the impact of:
•	a decline in the levels of net lease revenues that was in line with the reduction in the size of the fleet; and

•	a decrease in depreciation expense as a result of the declining fleet size.
Analysis & Discussion
     Net lease revenue was $3,090,808 for the nine months ended September 30, 2008 compared to $3,923,291 for the same period in the prior year. The decrease was primarily due to a $1,224,591 decline in gross lease revenue (a component of net lease revenue), reflecting the Partnership’s smaller fleet size and a 6% decline in the dry cargo container per-diem rental rates. This was partly offset by:
•	a $239,854 reduction in direct operating expenses (a component of net lease revenue) as both activity-related and inventory-related expenses decreased in line with the decline in inventories of off-hire containers; and

•	a $68,516 reduction in reimbursed administrative expenses (a component of net lease revenue) as a result of smaller fleet size and a decrease in expenses incurred by CCC and its affiliates. Reimbursed administrative expenses are costs expended by CCC and its affiliates for services necessary for the prudent operation of the Partnership pursuant to the Limited Partnership Agreement.
     Depreciation expense of $2,929,948 for the nine months ended September 30, 2008 declined by $634,216, or 18%, when compared to the corresponding period in 2007, a direct result of the Partnership’s declining fleet size.
     Other general and administrative expenses were $256,266 for the nine-month period ended September 30, 2008, an increase of $60,057, or 31%, when compared to the same period in 2007. This change was attributable to primarily higher fees for third-party investor administrative services and audit services.
Net gains on disposal of equipment for the nine months ended September 30, 2008 and 2007 were $990,034 and $768,117, respectively. The increase was primarily due to higher average sales proceeds and lower average net book value from an additional year of expensed depreciation. The Partnership disposed of 2,220 containers, compared to 3,396 containers during the same nine-month period in 2007.
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
     In March 2008, the Partnership commenced its 15th year of operations and continued its liquidation phase. At September 30, 2008, approximately 46% of the original equipment remained in the Partnership’s fleet. CCC will take several factors into consideration when examining options for the timing of the disposal of the containers. These factors include the impact of a diminishing fleet size and current market conditions on the level of gross lease revenue generated, and the level of operating costs relative to this revenue. Upon the liquidation of CCC’s interest in the Partnership, CCC shall contribute to the Partnership, if necessary, an amount equal to the lesser of the deficit balance in its capital account at the time of such liquidation, or 1.01% of the excess of the Limited Partners’ capital contribution to the Partnership over the capital contributions previously made to the Partnership by CCC, after giving effect to the allocation of income or loss arising from the liquidation of the Partnership’s assets.
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
     At September 30, 2008, the Partnership had $2,670,975 in cash and cash equivalents, a decrease of $409,905 from cash balances at December 31, 2007. As of the filing date, the Partnership held its cash on deposit in an operating bank account. The Partnership will review its investment strategy for cash balances on a periodic basis but for the immediate future it will hold all available balances on deposit in operating bank accounts.
     Cash from Operating Activities: Net cash provided by operating activities, primarily generated by net lease revenue receipts, was $3,095,938 during the nine months ended September 30, 2008, compared to $3,970,914 for the same nine-month period in 2007.
     Cash from Investing Activities: Net cash provided by investing activities was $2,767,461 during the nine months ended September 30, 2008, compared to $3,625,474 in the corresponding period of 2007. These amounts represent sales proceeds generated from the sale of container rental equipment.
     Cash from Financing Activities: Net cash used in financing activities was $6,273,304 during the nine months ended September 30, 2008, compared to $7,966,783 during the nine months ended September 30, 2007. These amounts represent distributions to the Partnership’s general and limited partners. The Partnership’s continuing container disposals should produce lower operating results, and consequently, lower distributions to its partners in subsequent periods.
Critical Accounting Policies
     The Partnership’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. The Partnership has identified three policies as being significant because they require the Partnership to make subjective and/or complex judgments about matters that are inherently uncertain. These policies include the following:
•	Container equipment — depreciable lives and residual values.

•	Container equipment — recoverability and valuation in accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets”.

•	Allowance for doubtful accounts.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submissions of Matters to a Vote of Security Holders
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

Date: November 5, 2008

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