Form 10-Q
period 2009-03-31
CRONOS GLOBAL INCOME FUND XV LP
filed 2009-05-08
CIK 912605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

CRONOS GLOBAL INCOME FUND XV, L.P.
Report on Form 10-Q for the Quarterly Period
Ended March 31, 2009

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Presented herein are Cronos Global Income Fund XV, L.P.’s (the “Partnership”) condensed balance sheets as of March 31, 2009 and December 31, 2008, condensed statements of income for the three months ended March 31, 2009 and 2008, and condensed statements of cash flows for the three months ended March 31, 2009 and 2008 (collectively the “Financial Statements”), prepared by the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Partnership’s December 31, 2008, Annual Report on Form 10-K. These Financial Statements reflect, in the opinion of the Partnership and Cronos Capital Corp., the general partner, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The statements of income for such interim periods are not necessarily indicative of the results for the full year.
The information in this Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the securities laws. These forward-looking statements reflect the current view of the Partnership with respect to future events and financial performance and are subject to a number of risks and uncertainties, many of which are beyond the Partnership’s control. All statements, other than statements of historical fact included in this report, including the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding the Partnership’s strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of the Partnership are forward-looking statements. When used in this report, the words “would”, “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project”, and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All forward-looking statements speak only as of the date of this report. The Partnership does not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Although the Partnership believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements made in this report are reasonable, the Partnership can give no assurance that these plans, intentions or expectations will be achieved. Future economic and industry trends that could potentially impact revenues and profitability are difficult to predict.

CRONOS GLOBAL INCOME FUND XV, L.P.
Condensed Balance Sheets
(Unaudited)

	March 31,	December 31,
	2009	2008
Assets
Current assets:
Cash	$2,395,172	$2,520,880
Net lease receivables due from Leasing Agent	774,804	962,046
Sales-type lease receivable, due from Leasing Agent within one year, net	66,637	72,537
Direct finance lease receivable, due from Leasing Agent within one year, net	48,683	45,865

Total current assets	3,285,296	3,601,328

Sales-type lease receivable, due from Leasing Agent after one year, net	8,729	22,197
Direct finance lease receivable, due from Leasing Agent after one year, net	38,261	35,960

Container rental equipment, at cost	52,456,554	54,747,239
Less accumulated depreciation	(43,569,949)	(44,645,126)

Net container rental equipment	8,886,605	10,102,113

Total assets	$12,218,891	$13,761,598

Partners’ Capital

Partners’ capital:
General partner	$2,925	$10,481
Limited partners	12,215,966	13,751,117

Total partners’ capital	$12,218,891	$13,761,598

The accompanying notes are an integral part of these condensed financial statements.

CRONOS GLOBAL INCOME FUND XV, L.P.
Condensed Statements of Income
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2009	2008
Net lease revenue from Leasing Agent	$748,491	$1,097,528

Other operating (expenses) income:
Depreciation	(785,607)	(996,869)
Other general and administrative expenses	(60,244)	(77,363)
Net gain on disposal of equipment	340,961	277,880

	(504,890)	(796,352)

Income from operations	243,601	301,176

Other income:
Interest income	—	11,156

Net income	$243,601	$312,332

Allocation of net income:
General partner	$50,457	$67,416
Limited partners	193,144	244,916

	$243,601	$312,332

Limited partners’ per unit share of net income	$0.03	$0.03

The accompanying notes are an integral part of these condensed financial statements.

CRONOS GLOBAL INCOME FUND XV, L.P.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2009	2008
Net cash provided by operating activities	$743,719	$961,157

Cash flows from investing activities:
Proceeds from sale of container rental equipment	916,882	941,546

Cash flows from financing activities:
Distributions to general partner	(58,013)	(70,733)
Distributions to limited partners	(1,728,296)	(2,234,865)

Net cash used in financing activities	(1,786,309)	(2,305,598)

Net decrease in cash	(125,708)	(402,895)

Cash at the beginning of the period	2,520,880	3,080,880

Cash at the end of the period	$2,395,172	$2,677,985

The accompanying notes are an integral part of these condensed financial statements.

CRONOS GLOBAL INCOME FUND XV, L.P.
Notes to Unaudited Condensed Financial Statements
(1)	Summary of Significant Accounting Policies
(a)	Nature of Operations

Cronos Global Income Fund XV, L.P. (the “Partnership”) is a limited partnership organized under the laws of the State of California on August 26, 1993, for the purpose of owning and leasing dry and specialized marine cargo containers to ocean carriers. The Partnership commenced operations on February 22, 1994, when the minimum subscription proceeds of $2,000,000 were received from over 100 subscribers (excluding from such count Pennsylvania residents, Cronos Capital Corp. (“CCC”), the general partner, and all affiliates of CCC). The Partnership offered 7,500,000 units of limited partnership interest at $20 per unit, equal to $150,000,000 in total. The offering terminated on December 15, 1995, at which time 7,151,569 limited partnership units had been sold.

CCC and its affiliate, Cronos Containers Limited (the “Leasing Agent”), manage the business of the Partnership. CCC and the Leasing Agent also manage the container leasing business for other partnerships affiliated with CCC.

In March 2009, the Partnership commenced its 16th year of operations and continued its liquidation phase wherein CCC focuses its attention on the retirement of the remaining equipment in the Partnership’s container fleet. At March 31, 2009, approximately 42% of the original equipment remained in the Partnership’s fleet. CCC will take several factors into consideration when examining options for the timing of the disposal of the containers. These factors include the level of gross lease revenue generated by the diminishing fleet, the level of costs relative to this revenue, projected disposal proceeds on the disposition of the Partnership’s containers, overall market conditions and any foreseeable changes in other general and administrative expenses.

The Partnership’s operations are subject to economic, political and business risks inherent in a business environment. The Partnership believes that the profitability of, and risks associated with, leases to foreign customers is generally the same as those to domestic customers. The Partnership’s leases generally require all payments to be made in United States dollars.

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

CRONOS GLOBAL INCOME FUND XV, L.P.
Notes to Unaudited Condensed Financial Statements
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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.

(d)	Use of Estimates in Interim Financial Statements

The preparation of interim financial statements, in conformity with US GAAP and the Securities and Exchange Commission (“SEC”) regulations for interim reporting, requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. The most significant estimates are those relating to the carrying value of equipment, including estimates relating to depreciable lives, residual values and asset impairments, and those relating to the allowance for doubtful accounts. Actual results could differ from those estimates.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis projecting future cash flows from container rental equipment operations is prepared annually, or upon material changes in market conditions. Indicators of a potential impairment include a sustained decrease in utilization or operating profitability, or indications of technological obsolescence. The primary variables utilized in the analysis are current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size, container disposal proceeds and the timing of container disposals. Additionally, the Partnership evaluates future cash flows and potential impairment for its entire fleet rather than for container type or each individual container. As a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges recorded against the carrying value of container rental equipment for the three-month periods ended March 31, 2009 and 2008.

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

CRONOS GLOBAL INCOME FUND XV, L.P.
Notes to Unaudited Condensed Financial Statements
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
(2)	Net Lease Receivables Due from Leasing Agent

Net lease receivables due from Leasing Agent at March 31, 2009 and December 31, 2008 comprised:

	March 31,	December 31,
	2009	2008
Gross lease receivables	$1,393,116	$1,573,056
Less:
Direct operating payables and accrued expenses	421,142	350,154
Base management fees payable	63,362	67,054
Reimbursed administrative expenses payable	16,522	17,032
Allowance for doubtful accounts	117,286	176,770

	618,312	611,010

Net lease receivables due from Leasing Agent	$774,804	$962,046

Included within the amount of gross lease receivables are $755,300 and $3,586,994 in respect of amounts owed by the Leasing Agent in relation to the disposal of containers for the three months ended March 31, 2009 and the year ended December 31, 2008, respectively.

CRONOS GLOBAL INCOME FUND XV, L.P.
Notes to Unaudited Condensed Financial Statements
(3) Net Lease Revenue
Net lease revenue for the three-month periods ended March 31, 2009 and 2008 were as follows:

	Three Months Ended
	March 31,	March 31,
	2009	2008
Gross lease revenue	$1,101,674	$1,388,358
Interest income from sales-type lease and direct finance lease	10,690	5,236
Less:
Direct operating expenses	235,163	127,697
Base management fees	75,800	95,199
Reimbursed administrative expenses
Salaries	38,808	54,567
Other payroll related expenses	4,581	6,697
General and administrative expenses	9,521	11,906

	363,873	296,066

Net lease revenue	$748,491	$1,097,528

(4) Operating Segment
An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and to assess its performance, and about which separate financial information is available. CCC and the Leasing Agent operate the Partnership’s container fleet as a homogenous unit and have determined that as such, it has a single reportable operating segment.
A summary of gross lease revenue earned by each Partnership container type for the three month periods ended March 31, 2009 and 2008 follows:

	Three Months Ended
	March 31,	March 31,
	2009	2008
Dry cargo containers	$944,311	$1,162,003
Refrigerated containers	21,593	80,235
Tank containers	135,770	146,120

Total	$1,101,674	$1,388,358

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

CRONOS GLOBAL INCOME FUND XV, L.P.
Notes to Unaudited Condensed Financial Statements
(5) Limited Partners’ Capital
Cash distributions made to the limited partners for the three-month periods ended March 31, 2009 and 2008 were as follows:

	Three Months Ended
	March 31,	March 31,
	2009	2008
Cash Distribution from Operations	$953,542	$1,132,332
Cash Distribution from Sales Proceeds	774,754	1,102,533

Total Cash Distributions	$1,728,296	$2,234,865

These distributions are used in determining “Adjusted Capital Contributions” as defined by the Partnership Agreement.
The limited partners’ per unit share of capital was $1.71 at March 31, 2009 and $1.92 at December 31, 2008, respectively. This is calculated by dividing the limited partners’ capital at the end of March 31, 2009 and December 31, 2008 by 7,151,569, the total number of outstanding limited partnership units.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of the Partnership’s historical financial condition and results of operations should be read in conjunction with the Partnership’s December 31, 2008 Annual Report on Form 10-K and the financial statements and the notes thereto appearing elsewhere in this report.
Results of Operations
Partnership Overview
     Pursuant to the Limited Partnership Agreement of the Partnership, all authority to administer the business of the Partnership is vested with CCC. A Leasing Agent Agreement exists between the Partnership and the Leasing Agent, whereby they have contracted for the Leasing Agent to manage the leasing operations for all equipment owned by the Partnership. In addition to responsibility for leasing and re-leasing the equipment to ocean carriers, the Leasing Agent disposes of the containers at the end of their useful economic life. The Leasing Agent has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Agent to use the containers owned by the Partnership, together with other containers owned or managed by the Leasing Agent and its affiliates, as part of a single fleet operated without regard to ownership.
     All of the revenue generated by the Partnership comes from the leasing and sale of marine dry cargo, refrigerated and tank containers. The primary component of the Partnership’s results of operations is net lease revenue. Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses from the gross lease revenues that are generated from the leasing of the Partnership’s containers. Gross lease revenue is directly related to the size, utilization and per-diem rental rates of the Partnership’s fleet. Direct operating expenses are direct costs associated with the Partnership’s containers and may be categorized as follows:
•	Activity-related expenses, including agent and depot costs such as repairs, maintenance and handling;

•	Inventory-related expenses for off-hire containers, comprising storage and repositioning costs. These costs are sensitive to the quantity of off-hire containers as well as the frequency at which containers are re-delivered and the frequency and size of repositioning moves undertaken; and

•	Legal and other expenses, including legal costs related to the recovery of containers and doubtful accounts, insurance and provisions for doubtful accounts.
     The following table summarizes the composition of the Partnership’s operating lease fleet (based on container type) at March 31, 2009:

	Dry Cargo			Refrigerated
	Containers			Containers
			40-Foot		40-Foot	Tank
	20-Foot	40-Foot	High-Cube	20-Foot	High-Cube	Containers	Total
Containers on lease:
Master lease	5,739	2,448	831	15	1	87	9,121
Term lease
Short term[1]	804	112	60	10	—	45	1,031
Long term[2]	2,552	1,109	208	4	2	36	3,911

	3,356	1,221	268	14	2	81	4,942

Subtotal	9,095	3,669	1,099	29	3	168	14,063
Containers off hire	1,264	292	198	8	10	25	1,797

Total container fleet	10,359	3,961	1,297	37	13	193	15,860

1.	Short term leases represent term leases that are either scheduled for renegotiation or that may expire on or before March 2010.

2.	Long term leases represent term leases, the majority of which will expire between April 2010 and December 2019.

     At March 31, 2009, approximately 42% of the original equipment remained in the Partnership’s operating fleet, compared to approximately 43% at December 31, 2008. The following table details the proportion of the operating lease fleet remaining by product:

	Dry Cargo						Refrigerated
	Containers						Containers
					40-Foot				40-Foot		Tank
	20-Foot		40-Foot		High-Cube		20-Foot		High-Cube		Containers		Total
	Units	%	Units	%	Units	%	Units	%	Units	%	Units	%	Units	%
Total purchases	26,446	100%	8,751	100%	2,179	100%	463	100%	100	100%	229	100%	38,168	100%
Less disposals	16,087	61%	4,790	55%	882	40%	426	92%	87	87%	36	16%	22,308	58%

Remaining fleet at March 31, 2009	10,359	39%	3,961	45%	1,297	60%	37	8%	13	13%	193	84%	15,860	42%

Market & Industry Overview
     The operating environment for shipping lines and other customers deteriorated over the course of 2008 as a result of the global financial crisis that impacted almost all major economies. The situation did not improve in the first quarter of 2009. In this current economic climate, shipping lines and other customers have reported:
▪	a decline in revenues as falling consumer demand resulted in a reduction in the volume of trade for containerized goods and a corresponding decrease in freight rates;

▪	an increase in expenses as financing costs have increased during 2008 and 2009 in line with the disruption experienced in the financial markets, including the significant and sudden contraction in the supply of credit;

▪	a reduction in the level of available credit which may have an impact on the ability of shipping lines to fund existing contractual commitments for new ship building and other capital programs. In addition, existing financial facilities may become increasingly difficult to refinance as they fall due and it is likely that, on renewal, the cost of such facilities will increase; and

▪	an increase in containership overcapacity, a result of the reduction in the volume of containerized trade together with the increased capacity introduced in recent years by significant ship building programs. Customers are employing a number of strategies to improve their position. This includes moves to cancel or reschedule orders for new container ships, the cancellation and renegotiation of existing charter contracts, proposing changes to the contracted economic terms for leased containers in certain cases and redelivering leased containers where possible.
     It is difficult to predict the precise impact that the current global economic environment will have on the operations of the Partnership. It will face increased risks during 2009, including but not limited to:
▪	a number of shipping lines have already gone into bankruptcy and there is a risk of further insolvencies in 2009;

▪	container utilization levels are likely to decline as shipping lines continue to off-hire containers. Direct operating expenses will increase in line with any increase in inventories;

▪	the economic terms of existing leases, including term leases, may change as customers seek to renegotiate existing terms; and

▪	containers may prove difficult to sell. The sale proceeds realized on the sale of containers may decline in locations where there is a large increase in inventories. The US dollar value of sales proceeds may decline because of the relative strengthening of the US dollar against most major currencies.
     Inventories of off-hire containers increased in the first quarter of 2009. In the first quarter of 2009, the average utilization rate for the combined Partnership fleet was 92%, 5% lower than in the corresponding period of 2008 and 5% lower than in the fourth quarter of 2008. The level of direct operating expenses increased in line with the change in inventories of off hire containers.

     The sale of containers at the end of their useful economic life has historically had a strong positive effect on the Partnership’s results from operations. The average proceeds realized on the disposal of dry cargo containers in the first quarter of 2009 were approximately 6% lower than for the corresponding period in 2008. Future disposal volumes and the level of proceeds realized on the disposition of such containers will depend on a variety of factors including the location of the container at the time of disposition, foreign currency exchange rates, the lease market for marine cargo containers, the cost of new containers and the quantity of used containers supplied to the secondary market.
     The Partnership’s average fleet size and utilization rates for the three-month periods ended March 31, 2009 and 2008 were as follows:

	Three Months Ended
	March 31,	March 31,
	2009	2008
Fleet size (measured in twenty foot equivalent units)
Dry cargo containers	21,424	25,346
Refrigerated containers	70	268
Tank containers	193	198

Average utilization rates
Dry cargo containers	95%	99%
Refrigerated containers	63%	90%
Tank containers	88%	95%
Three Months Ended March 31, 2009, Compared to the Three Months Ended March 31, 2008
Overview
     Net income for the three months ended March 31, 2009, was $243,601, a decrease of $68,731, or 22%, when compared to the corresponding period in the prior year. The primary changes between the two periods included the impact of:
▪	a 17% reduction in the size of the container fleet as equipment that was redelivered by customers was sold;

▪	a decline in the levels of net lease revenues reflecting a reduction in the size of the fleet, the combined effect of lower utilization and lease per-diem levels and increased direct operating expenses; and

▪	a decrease in depreciation expense as a result of the declining fleet size.
Analysis & Discussion
     Net lease revenue was $349,037, or 32%, lower in the first quarter of 2009 than in the corresponding period of 2008. The decline was primarily due to:
▪	a $286,684 reduction in gross lease revenue (a component of net lease revenue), of which approximately 50% was attributable to reduction in the size of the Partnership’s fleet size and 50% was attributable to the combined effect of lower utilization rates and lower dry cargo container per-diem rental rates;

▪	a $107,466 increase in direct operating expenses (a component of net lease revenue) as both activity-related and inventory-related expenses increased in line with the increase in inventories of off-hire containers and legal and recovery expenses increased as a result of customer insolvencies; and

▪	a $20,260 decrease in reimbursed administrative expenses (a component of net lease revenue) as a result of smaller fleet size and a decrease in expenses incurred by CCC and its affiliates. Reimbursed administrative expenses are costs expended by CCC and its affiliates for services necessary for the prudent operation of the Partnership pursuant to the Limited Partnership Agreement.
     Depreciation expense was $211,262, or 21%, lower than in the corresponding period in 2008. This was a direct result of the Partnership’s declining fleet size.

     Other general and administrative expenses amounted to $60,244 for the three-month period ended March 31, 2009, a decrease of $17,119, or 22%, when compared to the same period in 2008. This change was attributable to lower fees for audit services.
     Net gains on disposal of equipment for the three months ended March 31, 2009 was $63,081, or 23%, higher than in the corresponding period of 2008. The Partnership disposed of 699 containers, compared to 788 containers during the same three-month period in 2008. Despite a lower volume of sales together with a 6% decline in dry container sales proceeds in the first quarter of 2009, the increase in the net gain was due to the fact that the net book value of the equipment sold was lower than for equipment disposals in the corresponding period in 2008.
Liquidity and Capital Resources
     During the Partnership’s first ten years of operations, the Partnership’s primary objective was to generate cash flow from operations for distribution to its limited partners. The Partnership relies primarily on container rental receipts to meet this objective. Cash generated from container sales proceeds are distributed to the partners. No credit lines are maintained to finance working capital. Commencing in 2005, the Partnership’s 11th year of operations, the Partnership began to focus its attention on the disposition of its fleet in accordance with another of its original investment objectives, realizing the residual value of its containers after the expiration of their economic useful lives, estimated to be 15 years after placement in leased service.
In March 2009, the Partnership commenced its 16th year of operations and continued its liquidation phase. At March 31, 2009, approximately 42% of the original equipment remained in the Partnership’s fleet. CCC will take several factors into consideration when examining options for the timing of the disposal of the containers. These factors include the level of gross lease revenue generated by the diminishing fleet, the level of costs relative to this revenue, projected disposal proceeds on the disposition of the Partnership’s containers, overall market conditions and any foreseeable changes in other general and administrative expenses. Upon the liquidation of CCC’s interest in the Partnership, CCC shall contribute to the Partnership, if necessary, an amount equal to the lesser of the deficit balance in its capital account at the time of such liquidation, or 1.01% of the excess of the limited partners’ capital contributions to the Partnership over the capital contributions previously made to the Partnership by CCC, after giving effect to the allocation of income or loss arising from the liquidation of the Partnership’s assets.
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
     At March 31, 2009, the Partnership had $2,395,172 in cash, a decrease of $125,708 from cash balances at December 31, 2008. As of March 31, 2009, the Partnership held its cash on deposit in an operating bank account. The Partnership will review its investment strategy for cash balances on a periodic basis but for the immediate future it will hold all available balances on deposit in operating bank accounts.
     Cash from Operating Activities: Net cash provided by operating activities, primarily generated by net lease revenue receipts, was $743,719 during the three months ended March 31, 2009, compared to $961,157 for the same three-month period in 2008.
     Cash from Investing Activities: Net cash provided by investing activities was $916,882 during the three months ended March 31, 2009, compared to $941,546 in the corresponding period of 2008. These amounts represent sales proceeds generated from the sale of container rental equipment.
     Cash from Financing Activities: Net cash used in financing activities was $1,786,309 during the three months ended March 31, 2009, compared to $2,305,598 during the three months ended March 31, 2008. These amounts represent distributions to the Partnership’s general and limited partners. The Partnership’s continuing container disposals should produce lower operating results, and consequently, lower distributions to its partners in subsequent periods.
Critical Accounting Policies
     The Partnership’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. The Partnership has identified three significant policies that require the Partnership to make subjective and / or complex judgments about matters that are inherently uncertain. These policies include the following:
•	Container equipment — depreciable lives and residual values.

•	Container equipment — recoverability and valuation in accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets”.

•	Allowance for doubtful accounts.
     The Partnership, in consultation with its audit committee, has reviewed and approved these significant accounting policies which are further described in the Partnership’s 2008 Annual Report on Form 10-K.
Inflation
     The Partnership believes inflation has not had a material adverse effect on the results of its operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Exchange rate risk: Substantially all of the Partnership’s revenues are billed and paid in US dollars and a significant portion of costs are billed and paid in US dollars. Of the non-US dollar direct operating expenses, the majority are individually small, unpredictable and incurred in various denominations. Thus, the Leasing Agent has determined such amounts are not suitable for cost effective hedging. As exchange rates are outside of the control of the Partnership and Leasing Agent, there can be no assurance that such fluctuations will not adversely affect the Partnership’s results of operations and financial condition. The Partnership believes it does not have significant exposure to other forms of market risk.
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
Item 4. Controls and Procedures
     See Item 4T.
Item 4T. Controls and Procedures
     The principal executive and principal financial officers of CCC have evaluated the disclosure controls and procedures of the Partnership as of the end of the period covered by this report. Based upon their evaluation, the principal executive and principal financial officers of CCC have concluded that the Partnership’s disclosure controls and procedures were effective.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
Item 1A. Risk Factors
There are no material changes from the risk factors as disclosed under Item 1A of Part I in the Partnership’s December 31, 2008 report on Form 10-K.
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
Date: May 8, 2009

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