Form 10-Q
period 2009-06-30
CRONOS GLOBAL INCOME FUND XV LP
filed 2009-08-11
CIK 912605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (17 C.F.R. §232.405 ) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☑

CRONOS GLOBAL INCOME FUND XV, L.P.
Report on Form 10-Q for the Quarterly Period
Ended June 30, 2009

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Presented herein are Cronos Global Income Fund XV, L.P.’s (the “Partnership”) condensed balance sheets as of June 30, 2009 and December 31, 2008, condensed statements of income for the three and six months ended June 30, 2009 and 2008, and condensed statements of cash flows for the six months ended June 30, 2009 and 2008 (collectively the “Financial Statements”), prepared by the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008. These Financial Statements reflect, in the opinion of the Partnership and Cronos Capital Corp., the general partner, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The statements of income for such interim periods are not necessarily indicative of the results for the full year.

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

CRONOS GLOBAL INCOME FUND XV, L.P.
Condensed Balance Sheets
(Unaudited)

	June 30,	December 31,
	2009	2008
Assets

Current assets:
Cash	$2,184,271	$2,520,880
Net lease receivables due from Leasing Agent	778,288	962,046
Sales-type lease receivable, due from Leasing Agent within one year, net	55,078	72,537
Direct finance lease receivable, due from Leasing Agent within one year, net	47,971	45,865

Total current assets	3,065,608	3,601,328

Sales-type lease receivable, due from Leasing Agent after one year, net	—	22,197
Direct finance lease receivable, due from Leasing Agent after one year, net	27,538	35,960

Container rental equipment, at cost	49,202,064	54,747,239
Less accumulated depreciation	(41,515,639)	(44,645,126)

Net container rental equipment	7,686,425	10,102,113

Total assets	$10,779,571	$13,761,598

Partners’ Capital

Partners’ capital:
General partner	$6,435	$10,481
Limited partners	10,773,136	13,751,117

Total partners’ capital	$10,779,571	$13,761,598

The accompanying notes are an integral part of these condensed financial statements.

CRONOS GLOBAL INCOME FUND XV, L.P.
Condensed Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Net lease revenue from Leasing Agent	$566,906	$984,776	$1,315,397	$2,082,304
Other operating (expenses) income:
Depreciation	(656,318)	(988,147)	(1,441,925)	(1,985,015)
Other general and administrative expenses	(63,525)	(100,503)	(123,768)	(177,867)
Net gain on disposal of equipment	403,294	421,349	744,254	699,229

	(316,549)	(667,301)	(821,439)	(1,463,653)

Income from operations	250,357	317,475	493,958	618,651
Other income:
Interest income	—	3,561	—	14,717

Net income	$250,357	$321,036	$493,958	$633,368

Allocation of net income:
General partner	$54,284	$64,635	$104,741	$132,051
Limited partners	196,073	256,401	389,217	501,317

	$250,357	$321,036	$493,958	$633,368

Limited partners’ per unit share of net income	$0.03	$0.04	$0.05	$0.07

The accompanying notes are an integral part of these condensed financial statements.

CRONOS GLOBAL INCOME FUND XV, L.P.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2009	2008

Net cash provided by operating activities	$1,281,811	$2,119,744

Cash flows from investing activities:
Proceeds from sale of container rental equipment	1,857,565	1,844,306

Cash flows from financing activities:
Distributions to general partner	(108,787)	(132,119)
Distributions to limited partners	(3,367,198)	(4,171,748)

Net cash used in financing activities	(3,475,985)	(4,303,867)

Net decrease in cash	(336,609)	(339,817)

Cash at the beginning of the period	2,520,880	3,080,880

Cash at the end of the period	$2,184,271	$2,741,063

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

In March 2009, the Partnership commenced its 16th year of operations and continued its liquidation phase wherein CCC focuses its attention on the retirement of the remaining equipment in the Partnership’s container fleet. At June 30, 2009, approximately 40% of the original equipment remained in the Partnership’s fleet. CCC will take several factors into consideration when examining options for the timing of the disposal of the containers. These factors include the level of gross lease revenue generated by the diminishing fleet, the level of costs relative to this revenue, projected disposal proceeds on the disposition of the Partnership’s containers, overall market conditions and any foreseeable changes in other general and administrative expenses.

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

CRONOS GLOBAL INCOME FUND XV, L.P.
Notes to Unaudited Condensed Financial Statements
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

Container rental equipment is depreciated over a 15-year life using the straight-line basis to a residual value of 10% of the original equipment cost. CCC evaluates the period of depreciation and residual values to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis projecting future cash flows from container rental equipment operations is prepared annually, or upon material changes in market conditions. Indicators of a potential impairment include a sustained decrease in utilization or operating profitability, or indications of technological obsolescence. The primary variables utilized in the analysis are current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size, container disposal proceeds and the timing of container disposals. Additionally, the Partnership evaluates future cash flows and potential impairment for its entire fleet rather than for container type or each individual container. As a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges recorded against the carrying value of container rental equipment for the six-month periods ended June 30, 2009 and 2008.

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

(2)	Net Lease Receivables Due from Leasing Agent

Net lease receivables due from Leasing Agent at June 30, 2009 and December 31, 2008 comprised:

	June 30,	December 31,
	2009	2008

Gross lease receivables	$1,359,663	$1,573,056
Less:
Direct operating expenses payable	387,343	350,154
Base management fees payable	52,199	67,054
Reimbursed administrative expenses payable	17,024	17,032
Allowance for doubtful accounts	124,809	176,770

Net lease receivables due from Leasing Agent	$778,288	$962,046

Included within the amount of gross lease receivables are $372,639 and $584,864 in respect of amounts owed by the Leasing Agent in relation to the disposal of containers for the six months ended June 30, 2009 and the year ended December 31, 2008, respectively.

CRONOS GLOBAL INCOME FUND XV, L.P.
Notes to Unaudited Condensed Financial Statements
(3)	Net Lease Revenue

Net lease revenue for the three and six-month periods ended June 30, 2009 and 2008 were as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Gross lease revenue	$918,626	$1,302,785	$2,020,300	$2,691,143
Interest income from sales-type and direct finance leases	11,148	18,308	21,838	23,544
Less:
Direct operating expenses	245,558	163,914	480,721	291,612
Base management fees	63,246	93,863	139,046	189,061
Reimbursed administrative expenses
Salaries	41,444	60,370	80,251	114,938
Other payroll related expenses	3,414	5,930	7,995	12,626
General and administrative expenses	9,206	12,240	18,728	24,146

	362,868	336,317	726,741	632,383

Net lease revenue	$566,906	$984,776	$1,315,397	$2,082,304

(4)	Operating Segment

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

A summary of gross lease revenue earned by each Partnership container type for the periods ended June 30, 2009 and 2008 follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Dry cargo containers	$773,012	$1,089,979	$1,717,324	$2,251,981
Refrigerated containers	17,138	72,453	38,730	152,689
Tank containers	128,476	140,353	264,246	286,473

Total	$918,626	$1,302,785	$2,020,300	$2,691,143

Due to the Partnership’s lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, the Partnership believes that it does not possess discernible geographic reporting segments as defined in SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”.

CRONOS GLOBAL INCOME FUND XV, L.P.
Notes to Unaudited Condensed Financial Statements
(5)	Limited Partners’ Capital

Cash distributions made to the limited partners for the six-month periods ended June 30, 2009 and 2008 were as follows:

	Six Months Ended
	June 30,	June 30,
	2009	2008
Cash Distribution from Operations	$1,758,094	$2,115,673
Cash Distribution from Sales Proceeds	1,609,104	2,056,075

Total Cash Distributions	$3,367,198	$4,171,748

These distributions are used in determining “Adjusted Capital Contributions” as defined by the Partnership Agreement.
The limited partners’ per unit share of capital was $1.51 at June 30, 2009 and $1.92 at December 31, 2008, respectively. This is calculated by dividing the limited partners’ capital at the end of June 30, 2009 and December 31, 2008 by 7,151,569, the total number of outstanding limited partnership units.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of the Partnership’s historical financial condition and results of operations should be read in conjunction with the Partnership’s December 31, 2008 Annual Report on Form 10-K and the financial statements and the notes thereto appearing elsewhere in this report.
Results of Operations
Partnership Overview
     Pursuant to the Limited Partnership Agreement of the Partnership, all authority to administer the business of the Partnership is vested with CCC. A Leasing Agent Agreement exists between the Partnership and the Leasing Agent, whereby the Partnership contracted with the Leasing Agent to manage the leasing operations for all equipment owned by the Partnership. In addition to responsibility for leasing and re-leasing the equipment to ocean carriers, the Leasing Agent disposes of the containers at the end of their useful economic life. The Leasing Agent has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Agent to use the containers owned by the Partnership, together with other containers owned or managed by the Leasing Agent and its affiliates, as part of a single fleet operated without regard to ownership.
     All of the revenue generated by the Partnership comes from the leasing and sale of marine dry cargo, refrigerated and tank containers. The primary component of the Partnership’s results of operations is net lease revenue. Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses from the gross lease revenues that are generated from the leasing of the Partnership’s containers. Gross lease revenue is directly related to the size, utilization and per-diem rental rates of the Partnership’s fleet. Direct operating expenses are direct costs associated with the Partnership’s containers and may be categorized as follows:
•	Activity-related expenses, including agent costs and depot costs such as repairs, maintenance and handling;

•	Inventory-related expenses for off-hire containers, comprising storage and repositioning costs. These costs are sensitive to the quantity of off-hire containers as well as the frequency at which containers are re-delivered and the frequency and size of repositioning moves undertaken; and

•	Legal and other expenses, including legal costs related to the recovery of containers and doubtful accounts, insurance and provisions for doubtful accounts.
     The following table summarizes the composition of the Partnership’s operating lease fleet based on container type (measured in twenty foot equivalent unit) at June 30, 2009:

	Dry Cargo	Refrigerated	Tank
	Containers	Containers	Containers	Total

Container on lease:
Master lease	11,056	11	66	11,133
Term lease
Short term[1]	995	10	31	1,036
Long term[2]	4,941	9	42	4,992

	5,936	19	73	6,028

Subtotal	16,922	30	139	17,161
Containers off-hire	2,567	20	54	2,641

Total container fleet	19,559	50	193	19,802

1.	Short term leases represent term leases that are either scheduled for renegotiation or that may expire on or before June 2010.

2.	Long term leases represent term leases, the majority of which will expire between July 2010 and December 2021.

     At June 30, 2009, approximately 40% of the original equipment remained in the Partnership’s operating fleet, compared to approximately 43% at December 31, 2008. The following table details the proportion of the operating lease fleet remaining by product type (measured in twenty equivalent unit (TEU)):

	Dry Cargo		Refrigerated
	Containers		Containers		Tank Containers		Total
	TEU	%	TEU	%	TEU	%	TEU	%
Total purchases	48,306	100%	663	100%	229	100%	49,198	100%
Less disposals	28,747	60%	613	92%	36	16%	29,396	60%

Remaining fleet at June 30, 2009	19,559	40%	50	8%	193	84%	19,802	40%

Market & Industry Overview
     The overall operating environment for shipping lines and other customers showed little or no signs of improvement in the first half of 2009, and in some cases deteriorated. The growth rate for containerized trade has declined or become negative on certain trade routes as a result of the global economic and financial crisis that has impacted almost all major economies.
     Shipping lines are experiencing declining revenues as trade volumes have fallen, and are facing increased costs, credit restrictions and surplus container and containership capacity. Credit market constraints may have an impact on the ability of shipping lines to fund existing contractual commitments for new ship building and other capital programs. In addition, shipping lines’ existing financial facilities may become increasingly difficult to refinance as they fall due and it is likely that, on renewal, the cost of such facilities will increase, therefore, creating liquidity concerns.
     For container leasing companies, a reduction or decline in the growth rate for containerized trade will usually result in surplus container capacity, declining utilization rates, downward pressure on existing lease rates, higher levels of direct operating expenses as activity and inventory related costs increase and increased risk of customer default.
     Utilization declined by 2% over the course of the second quarter as surplus containers were redelivered by customers. The level of direct operating expenses increased in line with the resulting change in inventories of off- hire containers.
     The sale of containers at the end of their useful economic life has had a strong positive effect on the Partnership’s income from operations. In recent years, strong containerized trade volumes resulted in only a limited supply of containers available for sale into secondary markets, contributing to sale prices reaching historically high levels. This situation has changed in the second quarter of 2009, resulting in an increase in the supply of containers available for sale to secondary markets and a reduction in container sales prices toward longer-term average historical levels. The average proceeds realized on the disposal of dry cargo containers in the first half of 2009 were approximately 16% lower than for the corresponding period in 2008. Future disposal volumes and the level of proceeds realized on the disposition of such containers will depend on a variety of factors including the location of the container at the time of disposition, foreign currency exchange rates, the lease market for marine cargo containers, the cost of new containers and the quantity of used containers supplied to the secondary market.
     The Partnership’s average fleet size and utilization rates for the six-month periods ended June 30, 2009 and 2008 were as follows:

	Six Months Ended
	June 30,	June 30,
	2009	2008
Fleet size (measured in twenty foot equivalent units)
Dry cargo containers	20,823	24,871
Refrigerated containers	63	254
Tank containers	193	197

Utilization rates for combined fleet
Average for the period	90%	97%
Position at end of period	86%	97%

Three Months Ended June 30, 2009, Compared to the Three Months Ended June 30, 2008
Overview
     Net income for the three months ended June 30, 2009, was $250,357, a decrease of $70,679, or 22%, when compared to the corresponding period in the prior year. The primary changes between the two periods included the impact of:
•	an 18% reduction in the size of the container fleet as equipment that was redelivered by customers was sold;

•	a decline in the levels of net lease revenues, resulting from the combined effect of a reduction in the size of the fleet, lower utilization and lease per-diem levels and increased direct operating expenses; and

•	a decrease in depreciation expense as a result of the declining fleet size.
Analysis & Discussion
     Net lease revenue was $417,870, or 42%, lower in the second quarter of 2009 than in the corresponding period of 2008. The decline was primarily due to:
•	a $384,159 reduction in gross lease revenue (a component of net lease revenue), of which approximately 47% was attributable to reduction in the size of the Partnership’s fleet size and 53% was attributable to the combined effect of lower utilization rates and lower dry cargo container per-diem rental rates; and

•	a $81,644 increase in direct operating expenses (a component of net lease revenue) as both activity-related and inventory-related expenses (such as storage and repair and maintenance costs) increased in line with the increase in inventories of off-hire containers. Containers off-hired in the period were double the amount of those off-hired in the corresponding period in 2008.
     Depreciation expense was $331,829, or 34%, lower than in the corresponding period in 2008. This was a direct result of the decline of the size of the Partnership’s fleet.
     Other general and administrative expenses were $63,525 for the three-month period ended June 30, 2009, a decrease of $36,978, or 37%, when compared to the same period in 2008. This change was attributable to lower fees for audit services and third-party investor administrative services.
     Net gains on disposal of equipment for the three months ended June 30, 2009 was $403,294, a decrease of $18,055, or 4%, when compared to the corresponding period of 2008. The Partnership disposed of 1,049 containers, compared to 807 containers during the same three-month period in 2008. The decline in disposal sale price per container was offset by the impact of the higher volume of container units disposed and lower net book value from an additional year of deprecation.
Six Months Ended June 30, 2009, Compared to the Six Months Ended June 30, 2008
Overview
     Net income for the six months ended June 30, 2009, was $493,958, a decrease of $139,410, or 22%, when compared to the corresponding period in the prior year. The primary changes between the two periods included the impact of:
•	a 19% reduction in the size of the container fleet as equipment that was redelivered by customers was sold;

•	a decline in the levels of net lease revenues, resulting from the combined effect of the reduction in the size of the fleet, lower utilization and lease per-diem levels and increased direct operating expenses; and

•	a decrease in depreciation expense as a result of the declining fleet size.

Analysis & Discussion
     Net lease revenue was $766,907, or 37%, lower in the second quarter of 2009 than in the corresponding period of 2008. The decline was primarily due to:
•	a $670,843 reduction in gross lease revenue (a component of net lease revenue), of which approximately 49% was attributable to reduction in the size of the Partnership’s fleet size and 51% was attributable to the combined effect of lower utilization rates and lower dry cargo container per-diem rental rates;

•	an $189,109 increase in direct operating expenses (a component of net lease revenue) as both activity-related and inventory-related expenses increased in line with the increase in inventories of off-hire containers. The number of containers off-hired in the second quarter of 2009 was 207% higher than in the corresponding period in 2008. Legal and recovery expenses also increased as a result of customer insolvencies.
     Depreciation expense was $543,090, or 27%, lower than in the corresponding period in 2008. This was a direct result of the decline in the size of the Partnership’s fleet.
     Other general and administrative expenses amounted to $123,768 for the six-month period ended June 30, 2009, a decrease of $54,099, or 30%, when compared to the same period in 2008. This change was attributable to lower fees for audit services and third-party investor administrative services.
     Net gains on disposal of equipment for the six months ended June 30, 2009 was $744,254, an increase of $45,025, or 6%, compared to the corresponding period of 2008. The Partnership disposed of 1,748 containers, compared to 1,585 containers during the same six-month period in 2008. The increase in the net gain was due to the higher volume of container units disposed, offset by the decline in the lower average proceeds per container unit.
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
     In March 2009, the Partnership commenced its 16th year of operations and continued its liquidation phase. At June 30, 2009, approximately 40% of the original equipment remained in the Partnership’s fleet. CCC will take several factors into consideration when examining options for the timing of the disposal of the containers. These factors include the level of gross lease revenue generated by the diminishing fleet, the level of costs relative to this revenue, projected disposal proceeds on the disposition of the Partnership’s containers, overall market conditions and any foreseeable changes in other general and administrative expenses. Upon the liquidation of CCC’s interest in the Partnership, CCC shall contribute to the Partnership, if necessary, an amount equal to the lesser of the deficit balance in its capital account at the time of such liquidation, or 1.01% of the excess of the limited partners’ capital contributions to the Partnership over the capital contributions previously made to the Partnership by CCC, after giving effect to the allocation of income or loss arising from the liquidation of the Partnership’s assets.
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

     At June 30, 2009, the Partnership had $2,184,271 in cash, a decrease of $336,609 from cash balances at December 31, 2008. As of June 30, 2009, the Partnership held its cash on deposit in an operating bank account. The Partnership will review its investment strategy for cash balances on a periodic basis but for the immediate future it will hold all available balances on deposit in operating bank accounts.
     Cash from Operating Activities: Net cash provided by operating activities, primarily generated by net lease revenue receipts, was $1,281,811 during the six months ended June 30, 2009, compared to $2,119,744 for the same six-month period in 2008.
     Cash from Investing Activities: Net cash provided by investing activities was $1,857,565 during the six months ended June 30, 2009, compared to $1,844,306 in the corresponding period of 2008. These amounts represent sales proceeds generated from the sale of container rental equipment.
     Cash from Financing Activities: Net cash used in financing activities was $3,475,985 during the six months ended June 30, 2009, compared to $4,303,867 during the six months ended June 30, 2008. These amounts represent distributions to the Partnership’s general and limited partners. The Partnership’s continuing container disposals should produce lower operating results, and consequently, lower distributions to its partners in subsequent periods.
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
     The Partnership, in consultation with its audit committee, has reviewed and approved these significant accounting policies which are further described in the Partnership’s December 31, 2008 Annual Report on Form 10-K.
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
Item 4. Submissions of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information
     Not applicable.
Item 6. Exhibits
(a) Exhibits

Exhibit
No.	Description	Method of Filing
3(a)	Limited Partnership Agreement, amended and restated as of December 15, 1993	*
3(b)	Certificate of Limited Partnership	**
10	Form of Leasing Agent Agreement with Cronos Containers Limited	***
31.1	Rule 13a-14 Certification	Filed with this document
31.2	Rule 13a-14 Certification	Filed with this document
32	Section 1350 Certification	Filed with this document****

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Partnership dated December 17, 1993, included as part of Registration Statement on Form S-1 (No. 33-69356)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-69356)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-69356)

****	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

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
Frank P. Vaughan
Chief Financial Officer and Director of Cronos Capital Corp. (“CCC”) Principal Financial and Accounting Officer of CCC

Date: August 11, 2009

EXHIBIT INDEX

Exhibit
No.	Description	Method of Filing
3(a)	Limited Partnership Agreement, amended and restated as of December 15, 1993	*
3(b)	Certificate of Limited Partnership	**
10	Form of Leasing Agent Agreement with Cronos Containers Limited	***
31.1	Rule 13a-14 Certification	Filed with this document
31.2	Rule 13a-14 Certification	Filed with this document
32	Section 1350 Certification	Filed with this document****

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Partnership dated December 17, 1993, included as part of Registration Statement on Form S-1 (No. 33-69356)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-69356)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-69356)

****	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.