Form 10-Q
period 2009-09-30
CRONOS GLOBAL INCOME FUND XV LP
filed 2009-11-06
CIK 912605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Ended September 30, 2009

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements

Presented herein are Cronos Global Income Fund XV, L.P.’s (the “Partnership”) condensed balance sheets as of September 30, 2009 and December 31, 2008, condensed statements of income for the three and nine months ended September 30, 2009 and 2008, and condensed statements of cash flows for the nine months ended September 30, 2009 and 2008 (collectively the “Financial Statements”), prepared by the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. These Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008. These Financial Statements reflect, in the opinion of the Partnership and Cronos Capital Corp., the general partner, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The statements of income for such interim periods are not necessarily indicative of the results for the full year.

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

CRONOS GLOBAL INCOME FUND XV, L.P.
Condensed Balance Sheets
(Unaudited)

	September 30,	December 31,
	2009	2008
Assets

Current assets:
Cash	$1,998,574	$2,520,880
Net lease receivables due from Leasing Agent	649,324	962,046
Sales-type lease receivable, due from Leasing Agent within one year, net	35,585	72,537
Direct finance lease receivable, due from Leasing Agent within one year, net	40,851	45,865

Total current assets	2,724,334	3,601,328

Sales-type lease receivable, due from Leasing Agent after one year, net	—	22,197
Direct finance lease receivable, due from Leasing Agent after one year, net	53,733	35,960

Container rental equipment, at cost	46,112,586	54,747,239
Less accumulated depreciation	(39,419,704)	(44,645,126)

Net container rental equipment	6,692,882	10,102,113

Total assets	$9,470,949	$13,761,598

Partners’ Capital

Partners’ capital:
General partner	$10,019	$10,481
Limited partners	9,460,930	13,751,117

Total partners’ capital	$9,470,949	$13,761,598

The accompanying notes are an integral part of these condensed financial statements.

CRONOS GLOBAL INCOME FUND XV, L.P.
Condensed Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Net lease revenue from Leasing Agent	$426,091	$1,008,504	$1,741,488	$3,090,808

Other operating (expenses) income:
Depreciation	(523,213)	(944,933)	(1,965,138)	(2,929,948)
Other general and administrative expenses	(81,873)	(78,399)	(205,641)	(256,266)
Net gain on disposal of equipment	400,680	290,805	1,144,934	990,034

	(204,406)	(732,527)	(1,025,845)	(2,196,180)

Income from operations	221,685	275,977	715,643	894,628

Other income:
Interest income	—	3,124	—	17,841

Net income	$221,685	$279,101	$715,643	$912,469

Allocation of net income:
General partner	$43,982	$64,636	$148,723	$196,687
Limited partners	177,703	214,465	566,920	715,782

	$221,685	$279,101	$715,643	$912,469

Limited partners’ per unit share of net income	$0.02	$0.03	$0.08	$0.10

The accompanying notes are an integral part of these condensed financial statements.

CRONOS GLOBAL INCOME FUND XV, L.P.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2009	2008

Net cash provided by operating activities	$1,760,554	$3,095,938

Cash flows from investing activities:
Proceeds from sale of container rental equipment	2,723,432	2,767,461

Cash flows from financing activities:
Distributions to general partner	(149,184)	(194,472)
Distributions to limited partners	(4,857,108)	(6,078,832)

Net cash used in financing activities	(5,006,292)	(6,273,304)

Net decrease in cash	(522,306)	(409,905)

Cash at the beginning of the period	2,520,880	3,080,880

Cash at the end of the period	$1,998,574	$2,670,975

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

In March 2009, the Partnership commenced its 16th year of operations and continued its liquidation phase wherein CCC focuses its attention on the retirement of the remaining equipment in the Partnership’s container fleet. At September 30, 2009, approximately 38% of the original equipment remained in the Partnership’s fleet. CCC will take several factors into consideration when examining options for the timing of the disposal of the containers. These factors include the level of gross lease revenue generated by the diminishing fleet, the level of costs relative to this revenue, projected disposal proceeds on the disposition of the Partnership’s containers, overall market conditions and any foreseeable changes in other general and administrative expenses.

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information, and with the instructions issued by the Securities and Exchange Commission (“SEC”) regarding the completion of Form 10-Q, and Article 10 of Regulation S-X also issued by the SEC.

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

(d)	Use of Estimates in Interim Financial Statements

The preparation of interim financial statements, in conformity with US GAAP and the SEC regulations for interim reporting, requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. The most significant estimates are those relating to the carrying value of equipment, including estimates relating to depreciable lives, residual values and asset impairments, and those relating to the allowance for doubtful accounts. Actual results could differ from those estimates.

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

In accordance with Accounting Standards Codification (the “Codification” or “ASC”) 360-10-35 — “Accounting for the Impairment or Disposal of Long-Lived Assets”, container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis projecting future cash flows from container rental equipment operations is prepared when indicators, such as material changes in market conditions, are present. Indicators of a potential impairment include a sustained decrease in utilization or operating profitability, or indications of technological obsolescence. The primary variables utilized in the analysis are current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size, container disposal proceeds and the timing of container disposals. Additionally, the Partnership evaluates future cash flows and potential impairment for its entire fleet rather than for container type or each individual container. As a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges recorded against the carrying value of container rental equipment for the nine-month periods ended September 30, 2009 and 2008.

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

Actual cash distributions differ from the allocations of net income or loss between the general and limited partners as presented in these financial statements. Partnership distributions are paid to the partners (general and limited) from distributable cash from operations, allocated 95% to the limited partners and 5% to CCC. Distributions of sales proceeds are allocated 99% to the limited partners and 1% to CCC. The allocations remain in effect until such time as the limited partners have received from the Partnership aggregate distributions in an amount equal to their capital contributions plus an 8% cumulative, compounded (daily), annual return on their adjusted capital contributions. Thereafter, all Partnership distributions will be allocated 85% to the limited partners and 15% to CCC. Cash distributions from operations to CCC in excess of 5% of distributable cash will be considered an incentive fee and will be recorded as compensation to CCC, with the remaining distributions from operations charged to partners’ capital.

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

(g)	Recent Accounting Pronouncements

In June 2009, the FASB issued Statement No. 168 — “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (the “Codification” or “ASC”) will be the single source of authoritative non-governmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is non-authoritative.
(2)	Net Lease Receivables Due from Leasing Agent

Net lease receivables due from Leasing Agent at September 30, 2009 and December 31, 2008 comprised:

	September 30,	December 31,
	2009	2008

Gross lease receivables	$1,287,702	$1,573,056
Less:
Direct operating expenses payable	450,531	350,154
Base management fees payable	43,947	67,054
Reimbursed administrative expenses payable	16,931	17,032
Allowance for doubtful accounts	126,969	176,770

Net lease receivables due from Leasing Agent	$649,324	$962,046

Included within the amount of gross lease receivables are $405,298 and $584,864 in respect of amounts owed by the Leasing Agent in relation to the disposal of containers for the nine months ended September 30, 2009 and the year ended December 31, 2008, respectively.

CRONOS GLOBAL INCOME FUND XV, L.P.
Notes to Unaudited Condensed Financial Statements
(3)	Net Lease Revenue

Net lease revenue for the three and nine-month periods ended September 30, 2009 and 2008 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Gross lease revenue	$782,318	$1,265,294	$2,802,618	$3,956,437
Interest income from sales-type and direct finance leases	14,658	8,836	36,496	32,380
Less:
Direct operating expenses	267,328	119,084	748,049	410,696
Base management fees	53,269	87,945	192,315	277,006
Reimbursed administrative expenses
Salaries	38,120	44,379	118,371	159,317
Other payroll related expenses	3,135	3,747	11,130	16,373
General and administrative expenses	9,033	10,471	27,761	34,617

	370,885	265,626	1,097,626	898,009

Net lease revenue	$426,091	$1,008,504	$1,741,488	$3,090,808

(4)	Operating Segment

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

A summary of gross lease revenue earned by each Partnership container type for the periods ended September 30, 2009 and 2008 follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Dry cargo containers	$639,184	$1,074,641	$2,356,508	$3,326,622
Refrigerated containers	11,963	48,471	50,693	201,160
Tank containers	131,171	142,182	395,417	428,655

Total	$782,318	$1,265,294	$2,802,618	$3,956,437

Due to the Partnership’s lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, the Partnership believes that it does not possess discernible geographic reporting segments as defined in ASC 280-10-05 — “Segment Reporting”.

CRONOS GLOBAL INCOME FUND XV, L.P.
Notes to Unaudited Condensed Financial Statements
(5)	Limited Partners’ Capital

Cash distributions made to the limited partners for the nine-month periods ended September 30, 2009 and 2008 were as follows:

	Nine Months Ended
	September 30,	September 30,
	2009	2008
Cash Distribution from Operations	$2,354,058	$3,128,811
Cash Distribution from Sales Proceeds	2,503,050	2,950,021

Total Cash Distributions	$4,857,108	$6,078,832

These distributions are used in determining “Adjusted Capital Contributions” as defined by the Partnership Agreement.
The limited partners’ per unit share of capital was $1.32 at September 30, 2009 and $1.92 at December 31, 2008, respectively. This is calculated by dividing the limited partners’ capital at the end of September 30, 2009 and December 31, 2008 by 7,151,569, the total number of outstanding limited partnership units.

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
     All of the revenue generated by the Partnership comes from the leasing and sale of marine dry cargo, refrigerated and tank containers. The primary component of the Partnership’s results of operations is net lease revenue. Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses from the gross lease revenues that are generated from the leasing of the Partnership’s containers. Gross lease revenue is directly related to the size, utilization and per-diem rental rates of the Partnership’s fleet. Direct operating expenses are direct costs associated with the Partnership’s containers and may be categorized as follows:
•	Activity-related expenses, including agent costs and depot costs such as repairs, maintenance and handling;

•	Inventory-related expenses for off-hire containers, comprising storage and repositioning costs. These costs are sensitive to the quantity of off hire containers as well as the frequency at which containers are re-delivered and the frequency and size of repositioning moves undertaken; and

•	Legal and other expenses, including legal costs related to the recovery of containers and doubtful accounts, insurance and provisions for doubtful accounts.
     The following table summarizes the composition of the Partnership’s operating lease fleet based on container type, and is measured in twenty foot equivalent units (TEUs) at September 30, 2009:

	Dry Cargo	Refrigerated	Tank
	Containers	Containers	Containers	Total

Container on lease:
Master lease	10,540	10	63	10,613
Term lease
Short term[1]	945	10	39	994
Long term[2]	4,600	8	33	4,641

	5,545	18	72	5,635

Subtotal	16,085	28	135	16,248
Containers off-hire	2,202	17	57	2,276

Total container fleet	18,287	45	192	18,524

1.	Short term leases represent term leases that are either scheduled for renegotiation or that may expire on or before September 2010.

2.	Long term leases represent term leases, the majority of which will expire between October 2010 and December 2021.

     At September 30, 2009, approximately 38% of the original equipment remained in the Partnership’s operating fleet, compared to approximately 43% at December 31, 2008. The following table details the proportion of the operating lease fleet remaining by product type, and is measured in TEUs:

	Dry Cargo		Refrigerated
	Containers		Containers		Tank Containers		Total
	TEU	%	TEU	%	TEU	%	TEU	%
Total purchases	48,306	100%	663	100%	229	100%	49,198	100%
Less disposals	30,019	62%	618	93%	37	16%	30,674	62%

Remaining fleet at September 30, 2009	18,287	38%	45	7%	192	84%	18,524	38%

Market & Industry Overview
     One of the primary effects of the decline in global trade levels on the container leasing industry has been the pace at which leased containers have been redelivered by shipping lines as they have attempted to correct the over-supply of equipment in their container fleets. This resulting decline in utilization of the Partnership fleet has led to an increase in inventory and activity related expenses. Although there are signs that the rate of decline in utilization leveled off in the third quarter of 2009, the overall market still reflects the underlying uncertainty in the global economy.
     Shipping lines continue to experience challenging operating conditions. The deterioration in the financial condition of the Partnership’s customers since the beginning of the current economic crisis means that there is a risk that the size and number of customer defaults may increase. The Leasing Agent maintains insurance to protect against customer defaults and customer payments are monitored continually for deterioration and risk of default. However, if a major customer defaulted and ceased trading, the net lease revenue of the Partnership would decline and it could potentially incur additional losses for receivables and containers not recovered to the extent that the losses exceeded the insurance cover available.
     In recent years, the strong leasing environment meant that there was a limited supply of containers available for sale into the secondary market, contributing to sale prices reaching historically high levels. As a result of the global economic down-turn, the availability of containers for sale into the secondary markets has increased and there has been a decrease in container sales prices toward longer-term average historical levels. In 2009, the average proceeds realized per dry container was approximately 20% lower than in the first nine months of 2008. Future proceeds and the volume of containers disposed will be highly dependent on factors such as the performance of the container leasing market, regional economics, currency stability, new equipment prices and the volume of new equipment entering the market place.
     The Partnership’s average fleet size and utilization rates for the nine-month periods ended September 30, 2009 and 2008 were as follows:

	Nine Months Ended
	September 30,	September 30,
	2009	2008
Fleet size (measured in TEUs)
Dry cargo containers	20,196	24,429
Refrigerated containers	58	236
Tank containers	193	196

Utilization rates for combined fleet
Average for the period	88%	97%
Position at end of period	87%	98%

Three Months Ended September 30, 2009, Compared to the Three Months Ended September 30, 2008
Overview
     Net income for the three months ended September 30, 2009, was $221,685, a decrease of $57,416, or 21%, when compared to the corresponding period in the prior year. The primary changes between the two periods included the impact of:
•	a 20% reduction in the size of the container fleet (measured in TEUs) as equipment that was redelivered by customers was sold;

•	a decline in the levels of net lease revenues, resulting from the combined effect of a reduction in the size of the fleet, lower utilization and lease per-diem levels and increased direct operating expenses; and,

•	a decrease in depreciation expense as a result of the declining fleet size.
Analysis & Discussion
     Net lease revenue decreased $582,413, or 58%, in the third quarter of 2009 when compared to the corresponding period of 2008. The decline was primarily due to:
•	a $482,976 reduction in gross lease revenue, of which approximately 42% was attributable to reduction in the size of the Partnership’s fleet size and 58% was attributable to the combined effect of lower utilization rates and lower dry cargo container per-diem rental rates; and,

•	a $148,244 increase in direct operating expenses as both activity-related and inventory-related expenses increased in line with the increase in the level of containers off-hired by the shipping lines. The volume of containers off-hired in the period was 72% higher than in the corresponding period in 2008.
     Depreciation expense decreased $421,720, or 45%, compared to the corresponding period in 2008. This was a direct result of the decline of the size of the Partnership’s fleet.
     Other general and administrative expenses were $81,873 for the three-month period ended September 30, 2009, an increase of $3,474, or 4%, when compared to the same period in 2008. This change was attributable to higher audit fees and fees associated with banking services.
     Net gains on disposal of equipment for the three months ended September 30, 2009 were $400,680, an increase of $109,875, or 38%, when compared to the corresponding period of 2008. The Partnership disposed of 944 containers, compared to 633 containers during the same three-month period in 2008. The increase in the net gain was due to the higher volume of container units disposed, offset by the decline in the lower average proceeds per container unit.
Nine Months Ended September 30, 2009, Compared to the Nine Months Ended September 30, 2008
Overview
     Net income for the nine months ended September 30, 2009, was $715,643, a decrease of $196,826, or 22%, when compared to the corresponding period in the prior year. The primary changes between the two periods included the impact of:
•	a 18% reduction in the size of the container fleet (measured in TEUs) as equipment that was redelivered by customers was sold;

•	a decline in the levels of net lease revenues, resulting from the combined effect of the reduction in the size of the fleet, lower utilization and lease per-diem levels, and increased direct operating expenses; and,

•	a decrease in depreciation expense as a result of the declining fleet size.

Analysis & Discussion
     Net lease revenue declined $1,349,320, or 44%, in the nine month period ended September 30, 2009 when compared to the corresponding period of 2008. The decline was primarily due to:
•	a $1,153,819 reduction in gross lease revenue, of which approximately 47% was attributable to reduction in the size of the Partnership’s fleet size and 53% was attributable to the combined effect of lower utilization rates and lower dry cargo container per-diem rental rates;

•	a $337,353 increase in direct operating expenses as both activity-related and inventory-related expenses increased in line with the level of containers off-hired by the shipping lines. A total of 1,511 containers were off-hired in the nine months to September 30, 2009 compared to 327 in the corresponding period in 2008.
     Depreciation expense decreased $964,810, or 33%, when compared to the corresponding period in 2008. This was a direct result of the decline in the size of the Partnership’s fleet.
     Other general and administrative expenses amounted to $205,641 for the nine-month period ended September 30, 2009, a decrease of $50,625, or 20%, when compared to the same period in 2008. This change was mainly attributable to lower fees paid for third-party investor administrative services.
     Net gains on disposal of equipment for the nine months ended September 30, 2009 were $1,144,934, an increase of $154,900, or 16%, compared to the corresponding period of 2008. In 2009, the Partnership disposed of 2,690 containers, compared to 2,166 containers during the same nine-month period in 2008. The increase in the net gain was due in part to the higher volume of containers disposed, although average proceeds per container were lower when compared to the corresponding period in 2008.
Liquidity and Capital Resources
     During the Partnership’s first ten years of operations, the Partnership’s primary objective was to generate cash flows from operations for distribution to its limited partners. The Partnership relied primarily on container rental receipts to meet this objective. No credit lines are maintained to finance working capital. Commencing in 2005, the Partnership’s 11th year of operations, the Partnership began to focus its attention on the disposition of its fleet in accordance with another of its original investment objectives, realizing the residual value of its containers after the expiration of their economic useful lives, estimated to be 15 years after placement in leased service.
     In March 2009, the Partnership commenced its 16th year of operations and continued its liquidation phase. At September 30, 2009, approximately 38% of the original equipment remained in the Partnership’s fleet. CCC will take several factors into consideration when examining options for the timing of the disposal of the containers. These factors include the level of gross lease revenue generated by the diminishing fleet, the level of costs relative to this revenue, projected disposal proceeds on the disposition of the Partnership’s containers, overall market conditions and any foreseeable changes in other general and administrative expenses. Upon the liquidation of CCC’s interest in the Partnership, CCC shall contribute to the Partnership, if necessary, an amount equal to the lesser of the deficit balance in its capital account at the time of such liquidation, or 1.01% of the excess of the limited partners’ capital contributions to the Partnership over the capital contributions previously made to the Partnership by CCC, after giving effect to the allocation of income or loss arising from the liquidation of the Partnership’s assets.
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

     At September 30, 2009, the Partnership had $1,998,574 in cash, a decrease of $522,306 from cash balances at December 31, 2008. As of September 30, 2009, the Partnership held its cash on deposit in an operating bank account. The Partnership will review its investment strategy for cash balances on a periodic basis but for the immediate future it will hold all available balances on deposit in operating bank accounts.
     Cash from Operating Activities: Net cash provided by operating activities, primarily generated by net lease revenue receipts, was $1,760,554 for the nine months ended September 30, 2009, compared to $3,095,938 for the same nine-month period in 2008, a decline of 43%. This reduction is due to the combined effect of the depressed leasing market and a reduced fleet size.
     Cash from Investing Activities: Net cash provided by investing activities was $2,723,432 during the nine months ended September 30, 2009, compared to $2,767,461 in the corresponding period of 2008. These amounts represent sales proceeds generated from the sale of container rental equipment.
     Cash from Financing Activities: Net cash used in financing activities was $5,006,292 for the nine months ended September 30, 2009, compared to $6,273,304 for the corresponding period in 2008. These amounts represent distributions to the Partnership’s general and limited partners. The Partnership’s continuing container disposals should produce lower operating results, and consequently, lower distributions to its partners in subsequent periods.
Critical Accounting Policies
     The Partnership’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. The Partnership has identified three significant policies that require the Partnership to make subjective and / or complex judgments about matters that are inherently uncertain. These policies include the following:
•	Container equipment — depreciable lives and residual values.

•	Container equipment — recoverability and valuation in accordance with ASC 360-10-35 — “Accounting for the Impairment or Disposal of Long Lived Assets”.

•	Allowance for doubtful accounts.
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

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
     Not applicable.

Item 1A.	Risk Factors
     There are no material changes from the risk factors as disclosed under Item 1A of Part I in the Partnership’s December 31, 2008 report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.

Item 3.	Defaults Upon Senior Securities
     Not applicable.

Item 4.	Submissions of Matters to a Vote of Security Holders
     Not applicable.

Item 5.	Other Information
     Appointment and Confirmation of Officers and Audit Committee of CCC. See Exhibit 17A.

Item 6.	Exhibits
(a)	Exhibits

Exhibit
No.	Description	Method of Filing
3(a)	Limited Partnership Agreement, amended and restated as of December 15, 1993	*
3(b)	Certificate of Limited Partnership	**
10	Form of Leasing Agent Agreement with Cronos Containers Limited	***
17A	Appointment and Confirmation of Officers and Audit Committee of CCC	Filed with this document
31.1	Rule 13a-14 Certification	Filed with this document
31.2	Rule 13a-14 Certification	Filed with this document
32	Section 1350 Certification	Filed with this document ****

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Partnership dated December 17, 1993, included as part of Registration Statement on Form S-1 (No. 33-69356)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-69356)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-69356)

****	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CRONOS GLOBAL INCOME FUND XV, L.P. By Cronos Capital Corp. The General Partner
By	/s/ Peter J. Younger
Peter J. Younger
President and Chief Executive Officer of Cronos Capital Corp. (“CCC”) Principal Executive Officer of CCC

By	/s/ Frank P. Vaughan
Frank P. Vaughan
Chief Financial Officer and Director of Cronos Capital Corp. (“CCC”) Principal Financial and Accounting Officer of CCC

Date: November 6, 2009

EXHIBT INDEX

Exhibit
No..	Description	Method of Filing
3(a)	Limited Partnership Agreement, amended and restated as of December 15, 1993	*
3(b)	Certificate of Limited Partnership	**
10	Form of Leasing Agent Agreement with Cronos Containers Limited	***
17A	Appointment and Confirmation of Officers and Audit Committee of CCC	Filed with this document
31.1	Rule 13a-14 Certification	Filed with this document
31.2	Rule 13a-14 Certification	Filed with this document
32	Section 1350 Certification	Filed with this document ****

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Partnership dated December 17, 1993, included as part of Registration Statement on Form S-1 (No. 33-69356)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-69356)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-69356)

****	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.