Form 10-Q
period 2010-03-31
CRONOS GLOBAL INCOME FUND XV LP
filed 2010-05-14
CIK 912605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Ended March 31, 2010

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Presented herein are Cronos Global Income Fund XV, L.P.’s (the “Partnership”) condensed balance sheets as of March 31, 2010 and December 31, 2009, condensed statements of income for the three months ended March 31, 2010 and 2009, and condensed statements of cash flows for the three months ended March 31, 2010 and 2009 (collectively the “Financial Statements”), prepared by the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. These Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009. These Financial Statements reflect, in the opinion of the Partnership and Cronos Capital Corp., the general partner, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The statements of income for such interim periods are not necessarily indicative of the results for the full year.
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

CRONOS GLOBAL INCOME FUND XV, L.P.
Condensed Balance Sheets
(Unaudited)

	March 31,	December 31,
	2010	2009
Assets

Current assets:
Cash	$1,776,060	$2,103,099
Net lease receivables due from Leasing Agent	583,224	370,401
Sales-type lease receivable, due from Leasing Agent within one year, net	8,731	22,198
Direct finance lease receivable, due from Leasing Agent within one year, net	40,193	44,013

Total current assets	2,408,208	2,539,711

Direct finance lease receivable, due from Leasing Agent after one year, net	188,518	193,964

Container rental equipment, at cost	38,995,991	41,962,519
Less accumulated depreciation	(34,049,071)	(36,291,967)

Net container rental equipment	4,946,920	5,670,552

Total assets	$7,543,646	$8,404,227

Partners’ Capital

Partners’ capital:
General partner	$5,319	$13,932
Limited partners	7,538,327	8,390,295

Total partners’ capital	$7,543,646	$8,404,227

The accompanying notes are an integral part of these condensed financial statements.

CRONOS GLOBAL INCOME FUND XV, L.P.
Condensed Statements of Income
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2010	2009

Net lease revenue from Leasing Agent	$458,073	$748,491

Other operating (expenses) income:
Depreciation	(321,009)	(785,607)
Other general and administrative expenses	(98,562)	(60,244)
Net gain on disposal of equipment	532,055	340,961

	112,484	(504,890)

Net income	$570,557	$243,601

Allocation of net income:
General partner	$22,009	$50,457
Limited partners	548,548	193,144

	$570,557	$243,601

Limited partners’ per unit share of net income	$0.08	$0.03

The accompanying notes are an integral part of these condensed financial statements.

CRONOS GLOBAL INCOME FUND XV, L.P.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2010	2009

Net cash provided by operating activities	$259,279	$743,719

Cash flows from investing activities:
Proceeds from sale of container rental equipment	844,819	916,882

Cash flows from financing activities:
Distributions to general partner	(30,622)	(58,013)
Distributions to limited partners	(1,400,515)	(1,728,296)

Net cash used in financing activities	(1,431,137)	(1,786,309)

Net decrease in cash	(327,039)	(125,708)

Cash at the beginning of the period	2,103,099	2,520,880

Cash at the end of the period	$1,776,060	$2,395,172

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

In March 2010, the Partnership commenced its 17th year of operations and continued its liquidation phase wherein CCC focuses its attention on the retirement of the remaining equipment in the Partnership’s container fleet. At March 31, 2010, approximately 32% of the original equipment remained in the Partnership’s fleet. CCC will take several factors into consideration when examining options for the timing of the disposal of the containers. These factors include the level of gross lease revenue generated by the diminishing fleet, the level of costs relative to this revenue, projected disposal proceeds on the disposition of the Partnership’s containers, overall market conditions and any foreseeable changes in other general and administrative expenses.

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
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”).
(d)	Use of Estimates in Interim Financial Statements
The preparation of interim financial statements, in conformity with US GAAP and the SEC regulations for interim reporting, requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. The most significant estimates are those relating to the carrying value of equipment, including estimates relating to depreciable lives and residual values, and those relating to the allowance for doubtful accounts. Actual results could differ from those estimates.

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
Container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis projecting future cash flows from container rental equipment operations is prepared when indicators, such as material changes in market conditions, are present. Indicators of a potential impairment include a sustained decrease in utilization or operating profitability, or indications of technological obsolescence. The primary variables utilized by the analysis are current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size, container disposal proceeds and the timing of container disposals. Additionally, the Partnership evaluates future cash flows and potential impairment for its entire fleet rather than for each container type or individual container. As a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges recorded against the carrying value of container rental equipment for the three-month periods ended March 31, 2010 and 2009.
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
(2)	Net Lease Receivables Due from Leasing Agent

Net lease receivables due from Leasing Agent at March 31, 2010 and December 31, 2009 comprised:

	March 31,	December 31,
	2010	2009
Gross lease receivables	$1,183,971	$985,154
Less:
Direct operating expenses payable	464,152	482,040
Base management fees payable	39,535	42,263
Reimbursed administrative expenses payable	18,406	17,329
Allowance for doubtful accounts	78,654	73,121

Net lease receivables due from Leasing Agent	$583,224	$370,401

Included within the amount of gross lease receivables are $370,617 and $296,053 in respect of amounts owed by the Leasing Agent in relation to the disposal of containers for the three months ended March 31, 2010 and the year ended December 31, 2009, respectively.
At March 31, 2010 and December 31, 2009, respectively, amounts of $5,536 and $17,491 were recorded as doubtful debt expense. In addition, there were no write-offs in the three months ended March 31, 2010 and $71,986 was written-off in the three months ended March 31, 2009.

CRONOS GLOBAL INCOME FUND XV, L.P.
Notes to Unaudited Condensed Financial Statements
(3)	Net Lease Revenue
Net lease revenue for the three-month periods ended March 31, 2010 and 2009 were as follows:

	Three Months Ended
	March 31,	March 31,
	2010	2009

Gross lease revenue	$667,828	$1,101,674
Interest income from sales-type lease and direct finance lease	43,807	10,690
Less:
Direct operating expenses	155,474	235,163
Base management fees	47,800	75,800
Reimbursed administrative expenses
Salaries	36,995	38,808
Other payroll related expenses	4,899	4,581
General and administrative expenses	8,394	9,521

	253,562	363,873

Net lease revenue	$458,073	$748,491

(4)	Operating Segment
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
A summary of gross lease revenue earned by each Partnership container type for the periods ended March 31, 2010 and 2009 follows:

	Three Months Ended
	March 31,	March 31,
	2010	2009

Dry cargo containers	$524,377	$944,311
Refrigerated containers	12,256	21,593
Tank containers	131,195	135,770

Total	$667,828	$1,101,674

Due to the Partnership’s lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, the Partnership believes that it does not possess discernible geographic reporting segments.

CRONOS GLOBAL INCOME FUND XV, L.P.
Notes to Unaudited Condensed Financial Statements
(5)	Limited Partners’ Capital
Cash distributions made to the limited partners for the three-month periods ended March 31, 2010 and 2009 were as follows:

	Three Months Ended
	March 31,	March 31,
	2010	2009
Cash Distributions from Operations	$253,285	$953,542
Cash Distributions from Sales Proceeds	1,147,230	774,754

Total Cash Distributions	$1,400,515	$1,728,296

These distributions are used in determining “Adjusted Capital Contributions” as defined by the Partnership Agreement.
The limited partners’ per unit share of capital was $1.05 at March 31, 2010 and $1.17 at December 31, 2009, respectively. This is calculated by dividing the limited partners’ capital at the end of March 31, 2010 and December 31, 2009 by 7,151,569, the total number of outstanding limited partnership units.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of the Partnership’s historical financial condition and results of operations should be read in conjunction with the Partnership’s December 31, 2009 Annual Report on Form 10-K and the financial statements and the notes thereto appearing elsewhere in this report.
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
     The following table summarizes the composition of the Partnership’s operating lease fleet based on container type, and is measured in twenty foot equivalent units (TEUs) at March 31, 2010:

	Dry Cargo	Refrigerated
	Containers	Containers	Tank Containers	Total

Container on lease:
Master lease	9,364	9	77	9,450
Term lease
Short term[1]	763	9	39	811
Long term[2]	4,160	1	28	4,189

	4,923	10	67	5,000

Subtotal	14,287	19	144	14,450
Containers off-hire	1,058	14	39	1,111

Total container fleet	15,345	33	183	15,561

1.	Short term leases represent term leases that are either scheduled for renegotiation or that may expire on or before March 2011.

2.	Long term leases represent term leases that will expire after March 2011.

     At March 31, 2010, approximately 32% of the original equipment remained in the Partnership’s operating fleet, compared to approximately 34% at December 31, 2009. The following table details the proportion of the operating lease fleet remaining by product type, and is measured in TEUs:

	Dry Cargo		Refrigerated
	Containers		Containers		Tank Containers		Total
	TEU	%	TEU	%	TEU	%	TEU	%
Total purchases	48,306	100%	663	100%	229	100%	49,198	100%
Less disposals	32,961	68%	630	95%	46	20%	33,637	68%

Remaining fleet at March 31, 2010	15,345	32%	33	5%	183	80%	15,561	32%

Market & Industry Overview
     The demand for leased containers strengthened throughout the first three months of 2010 as trade volumes increased and as shipping lines responded to the improved market by leasing increased quantities of containers. This improvement led to an increase in the utilization of the Partnership’s container fleet and the subsequent reduction in inventories of idle containers led to a decline in inventory and activity-related expenses.
     Despite the improvement in the market, certain shipping lines are still experiencing challenging operating conditions and there is still a risk of customer defaults.
     The Partnership’s average fleet size and utilization rates for the three-month periods ended March 31, 2010 and 2009 were as follows:

	Three Months Ended
	March 31,	March 31,
	2010	2009
Fleet size (measured in TEUs)
Dry cargo containers	15,784	21,424
Refrigerated containers	38	70
Tank containers	183	193

Utilization rates for combined fleet
Average for the period	90%	92%
At end of period	93%	89%
Three Months Ended March 31, 2010, Compared to the Three Months Ended March 31, 2009
Overview
     Net income for the three months ended March 31, 2010, was $570,557, an increase of $326,956, or 134%, when compared to the corresponding period in the prior year. The primary change between the two periods was the decline in the size of the Partnership’s container fleet. This resulted in:
•	an increase in the levels of gains recorded on the disposal of equipment at the end of its useful economic life; and,

•	declines in both net lease revenue and depreciation expense, reflecting the decline in the fleet size.

Analysis & Discussion
     Net lease revenue decreased by $290,418, or 39%, in the first quarter of 2010 when compared to the corresponding period of 2009. The decline was primarily due to:
•	a $433,846 reduction in gross lease revenue (a component of net lease revenue), of which approximately 66% was attributable to reduction in the size of the Partnership’s fleet size and 34% was attributable to the combined effect of lower average utilization rates during the period and lower dry cargo container per-diem rental rates; and,

•	a $79,689 decline in direct operating expenses as both activity-related and inventory-related expenses decreased in line with the decrease in the level of containers off-hired by the shipping lines and the reduction in size of the container fleet.
     Depreciation expense decreased $464,598, or 59%, compared to the corresponding period in 2009. This was a direct result of the decline of the size of the Partnership’s fleet and containers becoming fully depreciated.
     Other general and administrative expenses were $98,562 for the three-month period ended March 31, 2010, an increase of $38,318, or 64%, when compared to the same period in 2009. This increase was attributable to higher fees for investor administrative services.
     Net gain on disposal of equipment for the three months ended March 31, 2010 was $532,055, an increase of $191,094, or 56%, when compared to the corresponding period of 2009. The Partnership disposed of 939 containers, compared to 698 containers during the same three-month period in 2009. The increase in the net gain was primarily due to the higher volume and lower net book value of container units disposed. Future proceeds and the volume of containers disposed will be highly dependent on factors such as the future performance of the container leasing market, regional economics, currency stability, new equipment prices and the volume of new equipment entering the market place.
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
     In March 2010, the Partnership commenced its 17th year of operations and continued its liquidation phase. At March 31, 2010, approximately 32% of the original equipment remained in the Partnership’s fleet. CCC will take several factors into consideration when examining options for the timing of the disposal of the containers and the ultimate termination of the Partnership. These factors include the level of net lease revenue generated by the diminishing fleet, the level of costs relative to this revenue, projected disposal proceeds on the disposition of the Partnership’s containers, overall market conditions and any foreseeable changes in other general and administrative expenses. CCC has not made a final decision with regard to the termination date of the Partnership but based upon current expectations, CCC anticipates that the Partnership will be terminated either during 2010 or 2011. Upon the liquidation of CCC’s interest in the Partnership, CCC shall contribute to the Partnership, if necessary, an amount equal to the lesser of the deficit balance in its capital account at the time of such liquidation, or 1.01% of the excess of the limited partners’ capital contributions to the Partnership over the capital contributions previously made to the Partnership by CCC, after giving effect to the allocation of income or loss arising from the liquidation of the Partnership’s assets.
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

     At March 31, 2010, the Partnership had $1,776,060 in cash, a decrease of $327,039 from cash balances at December 31, 2009. As of March 31, 2010, the Partnership held its cash on deposit in an operating bank account. The Partnership will review its investment strategy for cash balances on a periodic basis and will invest in short-term, interest bearing accounts as opportunities arise.
     Cash from Operating Activities: Net cash provided by operating activities, primarily generated by net lease revenue receipts, was $259,279 for the three months ended March 31, 2010, compared to $743,719 for the same three-month period in 2009.
     Cash from Investing Activities: Net cash provided by investing activities was $844,819 during the three months ended March 31, 2010, compared to $916,882 in the corresponding period of 2009. These amounts represent sales proceeds generated from the sale of container rental equipment.
     Cash from Financing Activities: Net cash used in financing activities was $1,431,137 for the three months ended March 31, 2010, compared to $1,786,309 for the corresponding period in 2009. These amounts represent distributions to the Partnership’s general and limited partners. The Partnership’s continuing container disposals should produce lower operating results, and consequently, lower distributions to its partners in subsequent periods.
Critical Accounting Policies
     The Partnership’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. The Partnership has identified three significant policies that require the Partnership to make subjective and / or complex judgments about matters that are inherently uncertain. These policies include the following:
•	Container equipment — depreciable lives and residual values.

•	Container equipment — recoverability and valuation.

•	Allowance for doubtful accounts.
     The Partnership, in consultation with its audit committee, has reviewed and approved these significant accounting policies which are further described in the Partnership’s December 31, 2009 Annual Report on Form 10-K.
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
     There have not been any changes in the Partnership’s internal control over financial reporting identified in connection with Management’s Report that occurred during the Partnership’s first quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
     Not applicable.

Item 1A.	Risk Factors
There are no material changes from the risk factors as disclosed under Item 1A of Part I in the Partnership’s December 31, 2009 report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.

Item 3.	Defaults Upon Senior Securities
     Not applicable.

Item 4.	[Removed and Reserved]

Item 5.	Other Information
     Not applicable.

Item 6.	Exhibits
(a) Exhibits

Exhibit
No.	Description	Method of Filing
3(a)	Limited Partnership Agreement, amended and restated as of December 15, 1993	*
3(b)	Certificate of Limited Partnership	**
10	Form of Leasing Agent Agreement with Cronos Containers Limited	***
31.1	Rule 13a-14 Certification	Filed with this document
31.2	Rule 13a-14 Certification	Filed with this document
32	Section 1350 Certification	Filed with this document ****

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Partnership dated December 17, 1993, included as part of Registration Statement on Form S-1 (No. 33-69356)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-69356)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-69356)

****	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

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

Date: May 14, 2010

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