Form 10-Q
period 2010-06-30
CRONOS GLOBAL INCOME FUND XV LP
filed 2010-08-10
CIK 912605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Ended June 30, 2010

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Presented herein are Cronos Global Income Fund XV, L.P.’s (the “Partnership”) condensed balance sheets as of June 30, 2010 and December 31, 2009, condensed statements of income for the three and six months ended June 30, 2010 and 2009, and condensed statements of cash flows for the six months ended June 30, 2010 and 2009 (collectively the “Financial Statements”), prepared by the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. These Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009. These Financial Statements reflect, in the opinion of the Partnership and Cronos Capital Corp., the general partner, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The statements of income for such interim periods are not necessarily indicative of the results for the full year.
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

CRONOS GLOBAL INCOME FUND XV, L.P.
Condensed Balance Sheets
(Unaudited)

	June 30,	December 31,
	2010	2009
Assets
Current assets:
Cash	$1,639,130	$2,103,099
Net lease receivables due from Leasing Agent	668,673	370,401
Sales-type lease receivable, due from Leasing Agent within one year, net	28	22,198
Direct finance lease receivable, due from Leasing Agent within one year, net	37,491	44,013

Total current assets	2,345,322	2,539,711

Direct finance lease receivable, due from Leasing Agent after one year, net	192,790	193,964

Container rental equipment, at cost	36,521,306	41,962,519
Less accumulated depreciation	(32,095,084)	(36,291,967)

Net container rental equipment	4,426,222	5,670,552

Total assets	$6,964,334	$8,404,227

Partners’ Capital

Partners’ capital:
General partner	$9,566	$13,932
Limited partners	6,954,768	8,390,295

Total partners’ capital	$6,964,334	$8,404,227

The accompanying notes are an integral part of these condensed financial statements.

CRONOS GLOBAL INCOME FUND XV, L.P.
Condensed Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Net lease revenue from Leasing Agent	$497,957	$566,906	$956,031	$1,315,397
Other operating income (expenses):
Depreciation	(209,158)	(656,318)	(530,167)	(1,441,925)
Other general and administrative expenses	(89,028)	(63,525)	(187,590)	(123,768)
Net gain on disposal of equipment	435,023	403,294	967,077	744,254

	136,837	(316,549)	249,320	(821,439)

Net income	$634,794	$250,357	$1,205,351	$493,958

Allocation of net income:
General partner	$26,427	$54,284	$48,436	$104,741
Limited partners	608,367	196,073	1,156,915	389,217

	$634,794	$250,357	$1,205,351	$493,958

Limited partners’ per unit share of net income	$0.09	$0.03	$0.16	$0.05

The accompanying notes are an integral part of these condensed financial statements.

CRONOS GLOBAL INCOME FUND XV, L.P.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2010	2009
Net cash provided by operating activities	$769,642	$1,281,811

Cash flows from investing activities:
Proceeds from sale of container rental equipment	1,411,632	1,857,565

Cash flows from financing activities:
Distributions to general partner	(52,801)	(108,787)
Distributions to limited partners	(2,592,442)	(3,367,198)

Net cash used in financing activities	(2,645,243)	(3,475,985)

Net decrease in cash	(463,969)	(336,609)

Cash at the beginning of the period	2,103,099	2,520,880

Cash at the end of the period	$1,639,130	$2,184,271

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

In March 2010, the Partnership commenced its 17th year of operations and continued its liquidation phase wherein CCC focuses its attention on the retirement of the remaining equipment in the Partnership’s container fleet. At June 30, 2010, approximately 30% of the original equipment remained in the Partnership’s fleet. CCC will take several factors into consideration when examining options for the timing of the disposal of the containers. These factors include the level of gross lease revenue generated by the diminishing fleet, the level of costs relative to this revenue, projected disposal proceeds on the disposition of the Partnership’s containers, overall market conditions and any foreseeable changes in other general and administrative expenses.

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

Container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis projecting future cash flows from container rental equipment operations is prepared when indicators, such as material changes in market conditions, are present. Indicators of a potential impairment include a sustained decrease in utilization or operating profitability, or indications of technological obsolescence. The primary variables utilized by the analysis are current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size, container disposal proceeds and the timing of container disposals. Additionally, the Partnership evaluates future cash flows and potential impairment for its entire fleet rather than for each container type or individual container. As a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges recorded against the carrying value of container rental equipment for the three or six-month periods ended June 30, 2010 and 2009.

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
(2)	Net Lease Receivables Due from Leasing Agent
Net lease receivables due from Leasing Agent at June 30, 2010 and December 31, 2009 comprised:

	June 30,	December 31,
	2010	2009
Gross lease receivables	$1,043,914	$985,154
Less:
Direct operating expenses payable	247,018	482,040
Base management fees payable	38,499	42,263
Reimbursed administrative expenses payable	12,950	17,329
Allowance for doubtful accounts	76,774	73,121

Net lease receivables due from Leasing Agent	$668,673	$370,401

Included within the amount of gross lease receivables at June 30, 2010 is $250,899 in respect of amounts owed by the Leasing Agent in relation to disposal related invoices.

At June 30, 2010 and December 31, 2009, respectively, amounts of $4,099 and $17,491 were recorded as doubtful debt expense. In addition, in the three months ended June 30, 2010 and 2009, amounts of $443 and $681, respectively were written off. Comparative write offs for the six months ended June 30, 2009 and 2010 were $446 and $71,305, respectively.

CRONOS GLOBAL INCOME FUND XV, L.P.
Notes to Unaudited Condensed Financial Statements
(3)	Net Lease Revenue
Net lease revenue for the three and six-month periods ended June 30, 2010 and 2009 were as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Gross lease revenue	$632,526	$918,626	$1,300,354	$2,020,300
Interest income from sales-type and direct finance leases	48,260	11,148	92,066	21,838
Less:
Direct operating expenses	97,389	245,558	252,862	480,721
Base management fees	46,206	63,246	94,006	139,046
Reimbursed administrative expenses
Salaries	30,140	41,444	67,133	80,251
Other payroll related expenses	2,284	3,414	7,184	7,995
General and administrative expenses	6,810	9,206	15,204	18,728

	182,829	362,868	436,389	726,741

Net lease revenue	$497,957	$566,906	$956,031	$1,315,397

(4)	Operating Segment
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

A summary of gross lease revenue earned by each Partnership container type for the periods ended June 30, 2010 and 2009 follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Dry cargo containers	$493,099	$773,012	$1,017,475	$1,717,324
Refrigerated containers	14,611	17,138	26,867	38,730
Tank containers	124,816	128,476	256,012	264,246

Total	$632,526	$918,626	$1,300,354	$2,020,300

Due to the Partnership’s lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, the Partnership believes that it does not possess discernible geographic reporting segments.

CRONOS GLOBAL INCOME FUND XV, L.P.
Notes to Unaudited Condensed Financial Statements
(5)	Limited Partners’ Capital
Cash distributions made to the limited partners for the six-month periods ended June 30, 2010 and 2009 were as follows:

	Six Months Ended
	June 30,	June 30,
	2010	2009
Cash distributions from operations	$625,762	$1,758,094
Cash distributions from sales proceeds	1,966,680	1,609,104

Total cash distributions	$2,592,442	$3,367,198

These distributions are used in determining “Adjusted Capital Contributions” as defined by the Partnership Agreement.

The limited partners’ per unit share of capital was $0.97 at June 30, 2010 and $1.17 at December 31, 2009, respectively. This is calculated by dividing the limited partners’ capital at the end of June 30, 2010 and December 31, 2009 by 7,151,569, the total number of outstanding limited partnership units.
(6)	Cronos Ltd.
Cronos Ltd. (“Cronos”), a Bermuda exempted company, is the parent of CCC, the general partner of the Partnership. On July 28, 2010, Cronos consummated several transactions with investment funds affiliated with Kelso & Company, L.P. (“Kelso”), a private equity firm based in New York. Pursuant to the transactions, affiliated investment funds of Kelso acquired a majority interest in Cronos through a newly-organized holding company, Cronos Holding Company Ltd., a Bermuda exempted company.

In connection with the transactions with Kelso, Dennis J. Tietz has retired as a director of CCC. Messrs. Younger, Vaughan, and Kallas remain as directors of CCC, and CCC remains a wholly-owned subsidiary of Cronos.

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
     The following table summarizes the composition of the Partnership’s operating lease fleet based on container type, and is measured in twenty foot equivalent units (TEUs) at June 30, 2010:

	Dry Cargo	Refrigerated	Tank
	Containers	Containers	Containers	Total
Container on lease:
Master lease	9,305	9	86	9,400
Term lease
Short term[1]	696	9	37	742
Long term[2]	4,086	1	32	4,119

	4,782	10	69	4,861

Subtotal	14,087	19	155	14,261
Containers off-hire	275	8	22	305

Total container fleet	14,362	27	177	14,566

1.	Short term leases represent term leases that are either scheduled for renegotiation or that may expire on or before June 2011.

2.	Long term leases represent term leases that will expire after June 2011.

     At June 30, 2010, approximately 30% of the original equipment remained in the Partnership’s operating fleet, compared to approximately 34% at December 31, 2009. The following table details the proportion of the operating lease fleet remaining by product type, and is measured in TEUs:

	Dry Cargo		Refrigerated
	Containers		Containers		Tank Containers		Total
	TEU	%	TEU	%	TEU	%	TEU	%
Total purchases	48,306	100%	663	100%	229	100%	49,198	100%
Less disposals	33,944	70%	636	96%	52	23%	34,632	70%

Remaining fleet at June 30, 2010	14,362	30%	27	4%	177	77%	14,566	30%

Market & Industry Overview
     The utilization rate for the Partnership’s container fleet was 98% at June 30, 2010. Shipping lines continue to benefit from improved trading conditions and have reported increases in both container trade volumes and freight rates on all of the main trade routes. The combined effect of increased trade volumes, the reduction in the size of the global container fleet in 2009 and the capital constraints experienced by many shipping lines has placed greater reliance on leasing companies. Demand for leased containers has increased as a result. Leasing companies have reported a corresponding decline in direct operating expenses, particularly inventory-related expenses, as off-hire container volumes have reduced in line with the improved market.
     The strong leasing market means that the supply of containers available for sale into the secondary market has fallen, and that prices have increased. The Partnership disposed of 782 containers in the second quarter of 2010 compared to 1,049 in the same period of 2009. The average disposal proceeds per 20-foot dry cargo container, sold at the end of its economic life, in the second quarter of 2010 increased by 5% to $842 when compared to the same period of 2009. Future proceeds and the volume of containers disposed will be highly dependent on factors such as the performance of the container leasing market, regional economics, currency fluctuations, new equipment prices and the volume of new equipment entering the market place.
     In spite of the improvement in the market, there is still a risk of customer defaults in the future as shipping lines continue to recover from the poor market conditions of recent years.
     The Partnership’s average fleet size and utilization rates for the six-month periods ended June 30, 2010 and 2009 were as follows:

	Six Months Ended
	June 30,	June 30,
	2010	2009
Average fleet size (measured in TEUs)
Dry cargo containers	15,232	20,823
Refrigerated containers	34	63
Tank containers	181	193

Utilization rates for combined fleet
Average for the period	92%	90%
At end of period	98%	86%

Three Months Ended June 30, 2010, Compared to the Three Months Ended June 30, 2009
Overview
     Net income for the three months ended June 30, 2010, was $634,794, an increase of $384,437, or 154%, when compared to the corresponding period in the prior year. The primary reasons for the change in profitability were:
•	The Partnership experienced stronger market conditions for leased containers;

•	Depreciation expense was lower than in the prior year, as the Partnership continued to sell equipment that had reached the end of its useful economic life for maritime leasing; and,

•	The level of gains recorded on equipment disposals increased.
Analysis & Discussion
     Net lease revenue decreased by $68,949, or 12%, in the second quarter of 2010 when compared to the corresponding period of 2009. The decline was primarily due to:
•	a $286,100 reduction in gross lease revenue (a component of net lease revenue), that was attributable to the reduction in the size of the Partnership’s fleet size. This was offset to some extent by the increase in gross lease revenue generated by the increased volume of on-lease containers; and,

•	a $148,169 decline in direct operating expenses as a result of the increase in utilization and corresponding reduction in inventories of off-hire equipment, which resulted in the reduction of both activity-related and inventory-related expenses.
     Depreciation expense decreased by $447,160, or 68%, compared to the corresponding period in 2009. This was a direct result of the decline of the size of the Partnership’s fleet and the fact that some of the Partnership fleet is now fully depreciated.
     Other general and administrative expenses were $89,028 for the three-month period ended June 30, 2010, an increase of $25,503, or 40%, when compared to the same period in 2009. This increase was attributable to higher fees for investor administrative services and legal and other professional services.
     Net gain on disposal of equipment for the three months ended June 30, 2010 was $435,023, an increase of $31,279, or 8%, when compared to the corresponding period of 2009. The increase in the net gain was primarily due to the lower net book value of container units disposed as well as higher average proceeds generated per container. This was partly offset by a reduction in the quantity of containers sold. Future proceeds and the volume of containers disposed will be highly dependent on factors such as the future performance of the container leasing market, regional economics, currency stability, new equipment prices and the volume of new equipment entering the market place.
Six Months Ended June 30, 2010, Compared to the Six Months Ended June 30, 2009
Overview
     Net income for the six months ended June 30, 2010, was $1,205,351, an increase of $711,393, or 144%, when compared to the corresponding period in the prior year. The primary reasons for the change in profitability were:
•	The Partnership experienced stronger market conditions for leased containers;

•	Depreciation expense was lower than in the prior year, as the Partnership continued to sell equipment that had reached the end of its useful economic life for maritime leasing; and,

•	The level of gains recorded on equipment disposals increased.

Analysis & Discussion
     Net lease revenue decreased by $359,366, or 27%, in the first six months of 2010 when compared to the corresponding period of 2009. The decline was primarily due to:
•	a $719,946 reduction in gross lease revenue (a component of net lease revenue), which was attributable to the reduction in the size of the Partnership’s fleet size. This was offset to some extent by the increase in gross lease revenue generated by the increased volume of on-lease containers; and,

•	a $227,859 decline in direct operating expenses as a result of the increase in utilization and corresponding reduction in inventories of off-hire equipment, which resulted in the reduction of both activity-related and inventory-related expenses.
     Depreciation expense decreased by $911,758, or 63%, compared to the corresponding period in 2009. This was a direct result of the decline of the size of the Partnership’s fleet and the fact that some of the Partnership fleet is now fully depreciated.
     Other general and administrative expenses were $187,590 for the six-month period ended June 30, 2010, an increase of $63,822, or 52%, when compared to the same period in 2009. This increase was attributable to higher fees for investor administrative services and legal and other professional services.
     Net gain on disposal of equipment for the six months ended June 30, 2010 was $967,077, an increase of $222,823, or 30%, when compared to the corresponding period of 2009. The increase in the net gain was primarily due to the lower net book value of container units disposed. This was partly offset by a reduction in the quantity of containers sold. Future proceeds and the volume of containers disposed will be highly dependent on factors such as the future performance of the container leasing market, regional economics, currency stability, new equipment prices and the volume of new equipment entering the market place.
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
     In March 2010, the Partnership commenced its 17th year of operations and continued its liquidation phase. At June 30, 2010, approximately 30% of the original equipment remained in the Partnership’s fleet. CCC will take several factors into consideration when examining options for the timing of the disposal of the containers and the ultimate termination of the Partnership. These factors include the level of net lease revenue generated by the diminishing fleet, the level of costs relative to this revenue, projected disposal proceeds on the disposition of the Partnership’s containers, overall market conditions and any foreseeable changes in other general and administrative expenses. CCC has not made a final decision with regard to the termination date of the Partnership but based upon current expectations, CCC anticipates that the Partnership will be terminated either during 2010 or 2011. Upon the liquidation of Partnership, CCC shall contribute to the Partnership, if necessary, an amount equal to the lesser of the deficit balance in its capital account at the time of such liquidation, or 1.01% of the excess of the limited partners’ capital contributions to the Partnership over the capital contributions previously made to the Partnership by CCC, after giving effect to the allocation of income or loss arising from the liquidation of the Partnership’s assets.
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
     At June 30, 2010, the Partnership had $1,639,130 in cash, a decrease of $463,969 from cash balances at December 31, 2009. As of June 30, 2010, the Partnership held its cash on deposit in an operating bank account. The Partnership will review its investment strategy for cash balances on a periodic basis and will invest in short-term, interest bearing accounts as appropriate.
     Cash from Operating Activities: Net cash provided by operating activities, primarily generated by net lease revenue receipts, was $769,642 for the six months ended June 30, 2010, compared to $1,281,811 for the same six-month period in 2009.
     Cash from Investing Activities: Net cash provided by investing activities was $1,411,632 during the six months ended June 30, 2010, compared to $1,857,565 in the corresponding period of 2009. These amounts represent sales proceeds generated from the sale of container rental equipment.
     Cash from Financing Activities: Net cash used in financing activities was $2,645,243 for the six months ended June 30, 2010, compared to $3,475,985 for the corresponding period in 2009. These amounts represent distributions to the Partnership’s general and limited partners. The Partnership’s continuing container disposals should produce lower operating results, and consequently, lower distributions to its partners in subsequent periods.
Critical Accounting Policies
     The Partnership’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. The Partnership has identified three significant policies that require the Partnership to make subjective and / or complex judgments about matters that are inherently uncertain. These policies include the following:
•	Container equipment – depreciable lives and residual values.

•	Container equipment – recoverability and valuation.

•	Allowance for doubtful accounts.
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
     There have not been any changes in the Partnership’s internal control over financial reporting identified in connection with Management’s Report in the Partnership’s December 31, 2009 Annual Report on Form 10-K that occurred during the Partnership’s second quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Not applicable.
Item 1A. Risk Factors
     There are no material changes from the risk factors as disclosed under Item 1A of Part I in the Partnership’s December 31, 2009 Annual Report on Form 10-K.
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

Date: August 10, 2010

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