Form 10-Q
period 2010-09-30
CRONOS GLOBAL INCOME FUND XV LP
filed 2010-11-12
CIK 912605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (17 C.F.R. §232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

CRONOS GLOBAL INCOME FUND XV, L.P.
Report on Form 10-Q for the Quarterly Period
Ended September 30, 2010

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Presented herein are Cronos Global Income Fund XV, L.P.’s (the “Partnership”) condensed balance sheets as of September 30, 2010 and December 31, 2009, condensed statements of income for the three and nine months ended September 30, 2010 and 2009, and condensed statements of cash flows for the nine months ended September 30, 2010 and 2009 (collectively the “Financial Statements”), prepared by the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. These Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009. These Financial Statements reflect, in the opinion of the Partnership and Cronos Capital Corp., the general partner, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The statements of income for such interim periods are not necessarily indicative of the results for the full year.

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

CRONOS GLOBAL INCOME FUND XV, L.P.
Condensed Balance Sheets
(Unaudited)

	September 30,	December 31,
	2010	2009
Assets

Current assets:
Cash	$1,692,751	$2,103,099
Net lease receivables due from Leasing Agent	771,677	370,401
Sales-type lease receivable, due from Leasing Agent within one year, net	—	22,198
Direct financing lease receivable, due from Leasing Agent within one year, net	42,427	44,013

Total current assets	2,506,855	2,539,711

Direct financing lease receivable, due from Leasing Agent after one year, net	178,363	193,964

Container rental equipment, at cost	34,950,164	41,962,519
Less accumulated depreciation	(30,886,074)	(36,291,967)

Net container rental equipment	4,064,090	5,670,552

Total assets	$6,749,308	$8,404,227

Partners’ Capital

Partners’ capital:
General partner	$13,150	$13,932
Limited partners	6,736,158	8,390,295

Total partners’ capital	$6,749,308	$8,404,227

The accompanying notes are an integral part of these condensed financial statements.

CRONOS GLOBAL INCOME FUND XV, L.P.
Condensed Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Net lease revenue from Leasing Agent	$511,923	$426,091	$1,467,953	$1,741,488

Other operating (expenses) income:
Depreciation	(162,396)	(523,213)	(692,564)	(1,965,138)
Other general and administrative expenses	(78,374)	(81,873)	(265,962)	(205,641)
Net gain on disposal of equipment	364,202	400,680	1,331,279	1,144,934

	123,432	(204,406)	372,753	(1,025,845)

Net income	$635,355	$221,685	$1,840,706	$715,643

Allocation of net income:
General partner	$19,616	$43,982	$68,052	$148,723
Limited partners	615,739	177,703	1,772,654	566,920

	$635,355	$221,685	$1,840,706	$715,643

Limited partners’ per unit share of net income	$0.09	$0.02	$0.25	$0.08

The accompanying notes are an integral part of these condensed financial statements.

CRONOS GLOBAL INCOME FUND XV, L.P.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2010	2009
Net cash provided by operating activities	$1,194,336	$1,760,554

Cash flows from investing activities:
Proceeds from sale of container rental equipment	1,890,940	2,723,432

Cash flows from financing activities:
Distributions to general partner	(68,834)	(149,184)
Distributions to limited partners	(3,426,790)	(4,857,108)

Net cash used in financing activities	(3,495,624)	(5,006,292)

Net decrease in cash	(410,348)	(522,306)

Cash at the beginning of the period	2,103,099	2,520,880

Cash at the end of the period	$1,692,751	$1,998,574

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

In March 2010, the Partnership commenced its 17th year of operations. The Partnership is continuing its liquidation phase wherein CCC focuses its attention on the retirement of the remaining equipment in the Partnership’s container fleet. At September 30, 2010, approximately 28% of the original equipment remained in the Partnership’s fleet. CCC will take several factors into consideration when examining options for the timing of the disposal of the containers. These factors include the level of gross lease revenue generated by the diminishing fleet, the level of costs relative to this revenue, projected disposal proceeds on the disposition of the Partnership’s containers, overall market conditions and any foreseeable changes in other general and administrative expenses. During the first half of 2011, CCC may distribute a request for proposal (“RFP”) to prospective third party investors. The decision to distribute a RFP has not yet been taken. A RFP would seek to determine any interest such parties may have in purchasing the remaining containers owned by the Partnership. CCC will not make any decision relating to the final liquidation of the Partnership until any such proposals have been received and fully evaluated.

The Partnership’s operations are subject to economic, political and business risks inherent in a business environment. The Partnership believes that the profitability of, and risks associated with, leases to foreign customers are generally the same as those to domestic customers. The Partnership’s leases generally require all payments to be made in United States dollars.
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

Sales-type leases and direct financing leases are long-term in nature, usually ranging from three to seven years, and require relatively low levels of customer service. They ordinarily require fixed payments over a defined period and provide customers with an option to purchase the subject containers at the end of the lease term. Per-diem rates include an element of repayment of capital and therefore are usually higher than rates charged under either term or master leases.
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

Container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis projecting future cash flows from container rental equipment operations is prepared when indicators, such as material changes in market conditions, are present. Indicators of a potential impairment include a sustained decrease in utilization or operating profitability, or indications of technological obsolescence. The primary variables utilized by the analysis are current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size, container disposal proceeds and the timing of container disposals. Additionally, the Partnership evaluates future cash flows and potential impairment for its entire fleet rather than for each container type or individual container. As a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges recorded against the carrying value of container rental equipment for the three or nine-month periods ended September 30, 2010 and 2009.
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
(2)	Net Lease Receivables Due from Leasing Agent

Net lease receivables due from Leasing Agent at September 30, 2010 and December 31, 2009 comprised:

	September 30,	December 31,
	2010	2009
Gross lease receivables	$1,055,292	$985,154
Less:
Direct operating expenses payable	158,577	482,040
Base management fees payable	38,808	42,263
Reimbursed administrative expenses payable	13,243	17,329
Allowance for doubtful accounts	72,987	73,121

Net lease receivables due from Leasing Agent	$771,677	$370,401

Included within the amount of gross lease receivables at September 30, 2010 is $335,529 in respect of amounts owed by the Leasing Agent in relation to disposal related invoices.

At September 30, 2010 and December 31, 2009, respectively, amounts of $2,116 and $17,491 were recorded as doubtful debt expense. In addition, $1,803 was written off in the three months ended September 30, 2010. There were no write-offs in the three months ended September 30, 2009. Write offs for the nine months ended September 30, 2010 and 2009 were $2,250 and $66,810, respectively.

CRONOS GLOBAL INCOME FUND XV, L.P.
Notes to Unaudited Condensed Financial Statements
(3)	Net Lease Revenue

Net lease revenue for the three and nine-month periods ended September 30, 2010 and 2009 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Gross lease revenue	$619,446	$782,318	$1,919,800	$2,802,618
Interest income from direct financing leases	46,590	14,658	138,656	36,496
Less:
Direct operating expenses	68,937	267,328	321,799	748,049
Base management fees	46,692	53,269	140,698	192,315
Reimbursed administrative expenses
Salaries	27,705	38,120	94,839	118,371
Other payroll related expenses	3,657	3,135	10,841	11,130
General and administrative expenses	7,122	9,033	22,326	27,761

	154,113	370,885	590,503	1,097,626

Net lease revenue	$511,923	$426,091	$1,467,953	$1,741,488

(4)	Operating Segment

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

A summary of gross lease revenue earned by each Partnership container type for the periods ended September 30, 2010 and 2009 follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Dry cargo containers	$489,132	$639,184	$1,506,608	$2,356,508
Refrigerated containers	5,219	11,963	32,086	50,693
Tank containers	125,095	131,171	381,106	395,417

Total	$619,446	$782,318	$1,919,800	$2,802,618

Due to the Partnership’s lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, the Partnership believes that it does not possess discernible geographic reporting segments.

CRONOS GLOBAL INCOME FUND XV, L.P.
Notes to Unaudited Condensed Financial Statements
(5)	Limited Partners’ Capital

Cash distributions made to the limited partners for the nine-month periods ended September 30, 2010 and 2009 were as follows:

	Nine Months Ended
	September 30,	September 30,
	2010	2009
Cash distributions from operations	$804,550	$2,354,058
Cash distributions from sales proceeds	2,622,240	2,503,050

Total cash distributions	$3,426,790	$4,857,108

These distributions are used in determining “Adjusted Capital Contributions” as defined by the Partnership Agreement.

The limited partners’ per unit share of capital was $0.94 at September 30, 2010 and $1.17 at December 31, 2009, respectively. This is calculated by dividing the limited partners’ capital at the end of September 30, 2010 and December 31, 2009 by 7,151,569, the total number of outstanding limited partnership units.
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
     The following table summarizes the composition of the Partnership’s operating lease fleet based on container type, and is measured in twenty foot equivalent units (TEUs) at September 30, 2010:

	Dry Cargo	Refrigerated
	Containers	Containers	Tank Containers	Total
Container on lease:
Master lease	8,988	9	78	9,075
Term lease
Short term[1]	466	5	38	509
Long term[2]	4,153	2	45	4,200

	4,619	7	83	4,709

Subtotal	13,607	16	161	13,784
Containers off-hire	141	3	16	160

Total container fleet	13,748	19	177	13,944

1.	Short term leases represent term leases that are either scheduled for renegotiation or that may expire on or before September 2011.

2.	Long term leases represent term leases that will expire after September 2011.

     At September 30, 2010, approximately 28% of the original equipment remained in the Partnership’s operating fleet, compared to approximately 34% at December 31, 2009. The following table details the proportion of the operating lease fleet remaining by product type, and is measured in TEUs:

	Dry Cargo Containers		Refrigerated Containers		Tank Containers		Total
	TEU	%	TEU	%	TEU	%	TEU	%
Total purchases	48,306	100%	663	100%	229	100%	49,198	100%
Less disposals	34,558	72%	644	97%	52	23%	35,254	72%

Remaining fleet at September 30, 2010	13,748	28%	19	3%	177	77%	13,944	28%

Market & Industry Overview
     The utilization rate for the Partnership’s container fleet was 99% at September 30, 2010. The combined effects of increased trade volumes on major trade routes, the practice of slow steaming employed by many of the shipping lines, the reduction in the size of the global container fleet in 2009 and the capital constraints experienced by many shipping lines have placed greater reliance on leasing companies. Demand for leased containers has increased as a result. Lease rates have remained relatively stable as equipment has been being leased out under existing contractual terms. Leasing companies have also reported a corresponding decline in direct operating expenses, particularly inventory-related expenses, as off-hire container volumes have declined in line with the improved market.
     The strong leasing market means that the supply of containers available for sale into the secondary market has fallen, and that prices have increased. The Partnership disposed of 550 containers in the third quarter of 2010 compared to 944 in the same period of 2009. The average disposal proceeds per 20-foot dry cargo container, sold at the end of its economic life, in the third quarter of 2010 increased by 26% to $997 when compared to the same period of 2009. Future proceeds and the volume of containers disposed will be highly dependent on factors such as the performance of the container leasing market, regional economics, currency fluctuations, new equipment prices and the volume of new equipment available for leasing.
     In spite of the improvement in the market, there is still a risk of customer defaults in the future as shipping lines continue to recover from the poor market conditions of recent years.
     The Partnership’s average fleet size and utilization rates for the nine-month periods ended September 30, 2010 and 2009 were as follows:

	Nine Months Ended
	September 30,	September 30,
	2010	2009
Average fleet size (measured in TEUs)
Dry cargo containers	14,803	20,196
Refrigerated containers	30	58
Tank containers	179	193

Utilization rates for combined fleet
Average for the period	94%	88%
At end of period	99%	87%

Three Months Ended September 30, 2010, Compared to the Three Months Ended September 30, 2009
Overview
     Net income for the three months ended September 30, 2010, was $635,355, an increase of $413,670, or 187%, when compared to the corresponding period in the prior year. The primary reasons for the change in profitability were:
•	The Partnership experienced stronger market conditions for leased containers; and

•	Depreciation expense was lower than in the prior year, as the Partnership continued to sell equipment that had reached the end of its useful economic life for maritime leasing.
Analysis & Discussion
     Net lease revenue increased by $85,832, or 20%, in the third quarter of 2010 when compared to the corresponding period of 2009. The increase was primarily due to:
•	a $198,391, or 74%, decline in direct operating expenses as a result of the increase in utilization and corresponding decline in inventories of off-hire equipment, which resulted in a reduction in both activity-related and inventory-related expenses, partially offset by

•	a $162,872 reduction in gross lease revenue (a component of net lease revenue), that was attributable to the reduction in the Partnership’s fleet size.
     Other components of net lease revenue are interest income from direct financing leases, management fees and reimbursed administrative expenses. Interest income from direct financing leases increased by $31,933 and management fees and reimbursed administrative expenses decreased by $18,381, when compared to the corresponding period of 2009.
     Depreciation expense decreased by $360,817, or 69%, compared to the corresponding period in 2009. This is a direct result of the decline of the size of the Partnership’s fleet and the fact that some of the Partnership fleet is now fully depreciated.
     Other general and administrative expenses were $78,374 for the three-month period ended September 30, 2010, a decrease of $3,499, or 4%, when compared to the same period in 2009. This decrease was attributable to lower fees for investor administrative services.
     Net gain on disposal of equipment for the three months ended September 30, 2010 was $364,202, a decrease of $36,478, or 9%, when compared to the corresponding period of 2009. The decrease in the net gain was primarily due to the lower quantity of containers sold. This was partially offset by a 15% increase in the proceeds received per container.
Nine Months Ended September 30, 2010, Compared to the Nine Months Ended September 30, 2009
Overview
     Net income for the nine months ended September 30, 2010, was $1,840,706, an increase of $1,125,063, or 157%, when compared to the corresponding period in the prior year. The primary reasons for the change in profitability were:
•	The Partnership experienced stronger market conditions for leased containers;

•	Depreciation expense was lower than in the prior year, as the Partnership continued to sell equipment that had reached the end of its useful economic life for maritime leasing; and

•	The level of gains recorded on equipment disposals increased.

Analysis & Discussion
     Net lease revenue decreased by $273,535, or 16%, in the first nine months of 2010 when compared to the corresponding period of 2009. The decline was primarily due to:
•	a $882,818 reduction in gross lease revenue (a component of net lease revenue), which was attributable to the reduction in the Partnership’s fleet size. This was offset to some extent by the increase in gross lease revenue generated by the increased volume of on-lease containers; and

•	a $426,250 decline in direct operating expenses as a result of the increase in utilization and corresponding reduction in inventories of off-hire equipment, which resulted in the reduction of both activity-related and inventory-related expenses.
     Other components of net lease revenue are interest income from direct financing leases, management fees and reimbursed administrative expenses. Interest income from direct financing leases increased by $102,160 and management fees and reimbursed administrative expenses decreased by $80,903, when compared to the corresponding period of 2009.
     Depreciation expense decreased by $1,272,574, or 65%, compared to the corresponding period in 2009. This was a direct result of the decline of the size of the Partnership’s fleet and the fact that some of the Partnership fleet is now fully depreciated.
     Other general and administrative expenses were $265,262 for the nine-month period ended September 30, 2010, an increase of $60,321, or 29%, when compared to the same period in 2009. This increase was attributable to higher fees for investor administrative services and legal and other professional services.
     Net gain on disposal of equipment for the nine months ended September 30, 2010 was $1,331,279, an increase of $186,345, or 16%, when compared to the corresponding period of 2009. The increase in the net gain was primarily due to the lower net book value of container units disposed and the increased proceeds realized per container. This was partly offset by a reduction in the quantity of containers sold.
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
     In March 2010, the Partnership commenced its 17th year of operations and continued its liquidation phase. At September 30, 2010, approximately 28% of the original equipment remained in the Partnership’s fleet. Future periods are expected to generate diminishing results as the Partnership’s smaller fleet now has a greater impact on its operations than global economic growth and container trade. CCC will take several factors into consideration when examining options for the timing of the disposal of the containers and the ultimate termination of the Partnership. These factors include the level of net lease revenue generated by the diminishing fleet, the level of costs relative to this revenue, projected disposal proceeds on the disposition of the Partnership’s containers, overall market conditions and any foreseeable changes in other general and administrative expenses. Upon the liquidation of the Partnership, CCC shall contribute to the Partnership, if necessary, an amount equal to the lesser of the deficit balance in its capital account at the time of such liquidation, or 1.01% of the excess of the limited partners’ capital contributions to the Partnership over the capital contributions previously made to the Partnership by CCC, after giving effect to the allocation of income or loss arising from the liquidation of the Partnership’s assets.

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
     At September 30, 2010, the Partnership had $1,692,751 in cash, a decrease of $410,348 from cash balances at December 31, 2009. As of September 30, 2010, the Partnership held its cash on deposit in an operating bank account. The Partnership will review its investment strategy for cash balances on a periodic basis and will invest in short-term, interest bearing accounts as appropriate.
     Cash from Operating Activities: Net cash provided by operating activities, primarily generated by net lease revenue receipts, was $1,194,336 for the nine months ended September 30, 2010, compared to $1,760,554 for the same nine-month period in 2009.
     Cash from Investing Activities: Net cash provided by investing activities was $1,890,940 during the nine months ended September 30, 2010, compared to $2,723,432 in the corresponding period of 2009. These amounts represent sales proceeds generated from the sale of container rental equipment.
     Cash from Financing Activities: Net cash used in financing activities was $3,495,624 for the nine months ended September 30, 2010, compared to $5,006,292 for the corresponding period in 2009. These amounts represent distributions to the Partnership’s general and limited partners. The Partnership’s continuing container disposals should produce lower operating results, and consequently, lower distributions to its partners in subsequent periods.
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
     There have not been any changes in the Partnership’s internal control over financial reporting identified in connection with Management’s Report in the Partnership’s December 31, 2009 Annual Report on Form 10-K that occurred during the Partnership’s third quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Date: November 10, 2010

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