Form 10-Q
period 2011-03-31
CRONOS GLOBAL INCOME FUND XV LP
filed 2011-05-13
CIK 912605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

CRONOS GLOBAL INCOME FUND XV, L.P.
Report on Form 10-Q for the Quarterly Period
Ended March 31, 2011

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Presented herein are Cronos Global Income Fund XV, L.P.’s (the “Partnership”) condensed balance sheets as of March 31, 2011 and December 31, 2010, condensed statements of income for the three months ended March 31, 2011 and 2010, and condensed statements of cash flows for the three months ended March 31, 2011 and 2010 (collectively the “Financial Statements”), prepared by the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. These Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010. These Financial Statements reflect, in the opinion of the Partnership and Cronos Capital Corp., the general partner, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The statements of income for such interim periods are not necessarily indicative of the results for the full year.
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

CRONOS GLOBAL INCOME FUND XV, L.P.
Condensed Balance Sheets
(Unaudited)

	March 31,	December 31,
	2011	2010
Assets

Current assets:
Cash	$2,801,617	$2,800,849
Net lease receivables due from Leasing Agent	500,854	544,910
Direct financing lease receivable, due from Leasing Agent within one year, net	53,720	48,249

Total current assets	3,356,191	3,394,008

Direct financing lease receivable, due from Leasing Agent after one year, net	146,818	163,707

Container rental equipment, at cost	31,111,790	32,577,888
Less accumulated depreciation	(27,690,795)	(28,921,085)

Net container rental equipment	3,420,995	3,656,803

Total assets	$6,924,004	$7,214,518

Partners’ Capital

Partners’ capital:
General partner	$18,384	$21,365
Limited partners	6,905,620	7,193,153

Total partners’ capital	$6,924,004	$7,214,518

The accompanying notes are an integral part of these condensed financial statements.

CRONOS GLOBAL INCOME FUND XV, L.P.
Condensed Statements of Income
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2011	2010
Net lease revenue from Leasing Agent	$465,050	$458,073

Other operating (expenses) income:
Depreciation	(78,623)	(321,009)
Other general and administrative expenses	(95,597)	(98,562)
Net gain on disposal of equipment	539,932	532,055

	365,712	112,484

Net income	$830,762	$570,557

Allocation of net income:
General partner	$15,762	$22,009
Limited partners	815,000	548,548

	$830,762	$570,557

Limited partners’ per unit share of net income	$0.11	$0.08

The accompanying notes are an integral part of these condensed financial statements.

CRONOS GLOBAL INCOME FUND XV, L.P.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2011	2010
Net cash provided by operating activities	$370,823	$259,279

Cash flows from investing activities:
Proceeds from sale of container rental equipment	751,220	844,819

Cash flows from financing activities:
Distributions to general partner	(18,742)	(30,622)
Distributions to limited partners	(1,102,533)	(1,400,515)

Net cash used in financing activities	(1,121,275)	(1,431,137)

Net increase (decrease) in cash	768	(327,039)

Cash at the beginning of the period	2,800,849	2,103,099

Cash at the end of the period	$2,801,617	$1,776,060

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
In March 2011, the Partnership commenced its 18th year of operations. The Partnership is continuing its liquidation phase wherein CCC focuses its attention on the retirement of the remaining equipment in the Partnership’s container fleet. At March 31, 2011, approximately 25% of the original equipment remained in the Partnership’s fleet. CCC will take several factors into consideration when examining options for the timing of the disposal of the containers. These factors include the level of gross lease revenue generated by the diminishing fleet, the level of costs relative to this revenue, projected disposal proceeds on the disposition of the Partnership’s containers, overall market conditions and any foreseeable changes in other general and administrative expenses. During the first half of 2011, CCC may distribute a request for proposal (“RFP”) to prospective third-party container buyers. A RFP would seek to determine any interest such parties may have in purchasing the remaining containers owned by the Partnership. CCC will not make a decision relating to the final liquidation of the Partnership until any such proposals have been received and fully evaluated. If a decision is made to liquidate the Partnership, the distribution of cash from operations or sales proceeds may be suspended while the liquidation of the remaining containers in the fleet is evaluated. This is to ensure that sufficient cash reserves will be available for expenses relating to the final liquidation and subsequent dissolution of the Partnership. CCC would make one or more liquidating distributions to the Limited Partners on or before the termination of the Partnership, or reinstate the monthly cash distributions should no decision be made to liquidate the fleet in 2011.
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

CRONOS GLOBAL INCOME FUND XV, L.P.
Notes to Unaudited Condensed Financial Statements
(1)	Summary of Significant Accounting Policies (continued)
(b)	Leasing Agent (continued)
The Leasing Agent leases containers to ocean carriers, generally under operating leases which are either master leases or term leases (mostly one to seven years) and occasionally under sales-type leases and direct financing leases.
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
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”).
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
Container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis projecting future cash flows from container rental equipment operations is prepared when indicators, such as material changes in market conditions, are present. Indicators of a potential impairment include a sustained decrease in utilization or operating profitability, or indications of technological obsolescence. The primary variables utilized by the analysis are current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size, container disposal proceeds and the timing of container disposals. Additionally, the Partnership evaluates future cash flows and potential impairment for its entire fleet rather than for each container type or individual container. As a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges recorded against the carrying value of container rental equipment for the three-month period ended March 31, 2011 and 2010.
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
(2)	Net Lease Receivables Due from Leasing Agent
Net lease receivables due from Leasing Agent at March 31, 2011 and December 31, 2010 comprised:

	March 31,	December 31,
	2011	2010
Gross lease receivables	$793,394	$1,076,823
Less:
Direct operating expenses payable	187,984	413,926
Base management fees payable	34,408	41,986
Reimbursable administrative expenses payable	11,364	12,464
Allowance for doubtful accounts	58,784	63,537

Net lease receivables due from Leasing Agent	$500,854	$544,910

Included within the amount of gross lease receivables are $420,102 and $242,537 in respect of amounts owed by the Leasing Agent in relation to disposal related invoices at March 31, 2011 and December 31, 2010, respectively.
At March 31, 2011 and December 31, 2010, respectively, amounts of $1,927 and $1,309 were recorded as doubtful debt expense. In addition, $2,285 was written off in the three months ended March 31, 2011. There were no write-offs in the three months ended March 31, 2010.

CRONOS GLOBAL INCOME FUND XV, L.P.
Notes to Unaudited Condensed Financial Statements
(3)	Net Lease Revenue
Net lease revenue for the three-month period ended March 31, 2011 and 2010 was as follows:

	Three Months Ended
	March 31,	March 31,
	2011	2010
Gross lease revenue	$549,796	$667,828
Interest income from direct financing lease	41,369	43,807
Less:
Direct operating expenses	48,418	155,474
Base management fees	41,068	47,800
Reimbursable administrative expenses
Salaries	24,269	36,995
Other payroll related expenses	5,743	4,899
General and administrative expenses	6,617	8,394

	126,115	253,562

Net lease revenue	$465,050	$458,073

(4)	Operating Segment
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
A summary of gross lease revenue earned by each Partnership container type for the periods ended March 31, 2011 and 2010 follows:

	Three Months Ended
	March 31,	March 31,
	2011	2010
Dry cargo containers	$418,919	$524,377
Refrigerated containers	4,738	12,256
Tank containers	126,139	131,195

Total	$549,796	$667,828

Due to the Partnership’s lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, the Partnership believes that it does not possess discernible geographic reporting segments.

CRONOS GLOBAL INCOME FUND XV, L.P.
Notes to Unaudited Condensed Financial Statements
(5)	Limited Partners’ Capital
Cash distributions made to the limited partners for the three-month period ended March 31, 2011 and 2010 were as follows:

	Three Months Ended
	March 31,	March 31,
	2011	2010
Cash distributions from operations	$178,788	$253,285
Cash distributions from sales proceeds	923,745	1,147,230

Total cash distributions	$1,102,533	$1,400,515

These distributions are used in determining “Adjusted Capital Contributions” as defined by the Partnership Agreement.
The limited partners’ per unit share of capital was $0.97 at March 31, 2011 and $1.01 at December 31, 2010, respectively. This is calculated by dividing the limited partners’ capital at the end of March 31, 2011 and December 31, 2010 by 7,151,569, the total number of outstanding limited partnership units.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of the Partnership’s historical financial condition and results of operations should be read in conjunction with the Partnership’s December 31, 2010 Annual Report on Form 10-K and the financial statements and the notes thereto appearing elsewhere in this report.
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
     All of the revenue generated by the Partnership comes from the leasing and sale of marine dry cargo, refrigerated and tank containers. The primary components of the Partnership’s results of operations are net gain on disposal of equipment and net lease revenue. Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses from the gross lease revenues that are generated from the leasing of the Partnership’s containers. Gross lease revenue is directly related to the size, utilization and per-diem rental rates of the Partnership’s fleet. Direct operating expenses are direct costs associated with the Partnership’s containers and may be categorized as follows:
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
     The following table summarizes the composition of the Partnership’s operating lease fleet based on container type, and is measured in twenty foot equivalent units (TEUs) at March 31, 2011:

	Dry Cargo	Refrigerated	Tank
	Containers	Containers	Containers	Total
Container on lease:
Master lease	7,534	8	74	7,616
Term lease
Short term[1]	3,675	3	44	3,722
Long term[2]	857	1	35	893

	4,532	4	79	4,615

Subtotal	12,066	12	153	12,231
Containers off-hire	112	1	17	130

Total container fleet	12,178	13	170	12,361

1.	Short term leases represent term leases that are either scheduled for renegotiation or that may expire on or before March 2012.

2.	Long term leases represent term leases that will expire after March 2012.

     At March 31, 2011, approximately 25% of the original equipment remained in the Partnership’s operating fleet, compared to approximately 26% at December 31, 2010. The following table details the proportion of the operating lease fleet remaining by product type, and is measured in TEUs:

	Dry Cargo		Refrigerated
	Containers		Containers		Tank Containers		Total
	TEU	%	TEU	%	TEU	%	TEU	%

Total purchases	48,306	100%	663	100%	229	100%	49,198	100%
Less disposals	36,128	75%	650	98%	59	26%	36,837	75%

Remaining fleet at March 31, 2011	12,178	25%	13	2%	170	74%	12,361	25%

Market & Industry Overview
     The utilization rate for the Partnership’s container fleet was 99% at March 31, 2011. The sector as a whole continues to benefit from economic growth, which is predicted to continue at a steady pace through 2012. Lease rates remain stable as customers secure equipment to meet their demands, while a reduction in direct operating expenses is attributable primarily to the strong market and corresponding high utilization levels.
     The robust secondary market for used containers has continued into the first quarter of 2011. Strong utilization led to a reduction in containers available for sale. For the quarter, the Partnership disposed of 476 containers, compared to 939 for the same period in 2010. The average disposal proceeds per 20-foot dry cargo container, sold at the end of its economic life, in the first quarter of 2011 increased 72% to $1,415 when compared to the same period of 2010. Future proceeds and the volume of containers disposed will be highly dependent on factors such as the performance of the container leasing market, regional economics, currency fluctuations, new equipment prices and the volume of new equipment available for leasing.
     In spite of the strong market, there is still a risk of customer defaults in the future as shipping lines continue to recover from the poor market conditions of recent years.
     The Partnership’s average fleet size and utilization rates for the three-month period ended March 31, 2011 and 2010 were as follows:

	Three Months Ended
	March 31,	March 31,
	2011	2010
Average fleet size (measured in TEUs)
Dry cargo containers	12,334	15,784
Refrigerated containers	13	38
Tank containers	171	183

Utilization rates for combined fleet
Average for the period	98%	90%
At end of period	99%	93%

Three Months Ended March 31, 2011, Compared to the Three Months Ended March 31, 2010
Overview
     Net income for the three months ended March 31, 2011, was $830,762, an increase of $260,205, or 46%, when compared to the corresponding period in the prior year. The primary reasons for the change in profitability were:
▪	The Partnership experienced stronger market conditions for leased containers;
▪	Depreciation expense was lower than in the prior year, as the Partnership continued to sell equipment that had reached the end of its useful economic life for maritime leasing.
Analysis & Discussion
     Net lease revenue increased by $6,977 in the first quarter of 2011 when compared to the corresponding period of 2010. The increase was primarily due to:
▪	a $107,056, or 69%, decline in direct operating expenses as a result of the increase in utilization and corresponding decline in inventories of off-hire equipment, which resulted in a reduction in both activity-related and inventory-related expenses, partially offset by
▪	a $118,032, or 18%, reduction in gross lease revenue (a component of net lease revenue), that was attributable to the reduction in the Partnership’s fleet size.
     Other components of net lease revenue are interest income from direct financing leases, management fees and reimbursable administrative expenses. Interest income from direct financing leases decreased by $2,438. Management fees and reimbursed administrative expenses decreased by $20,391 when compared to the corresponding period of 2010, a result of the Partnership’s declining fleet size.
     Depreciation expense decreased by $242,386, or 76%, compared to the corresponding period in 2010. This is a direct result of the decline of the size of the Partnership’s fleet and the fact that some of the Partnership fleet is now fully depreciated.
     Other general and administrative expenses were $95,597 for the three-month period ended March 31, 2011, a decrease of $2,965, or 3%, when compared to the same period in 2010. This decrease was primarily attributable to lower fees for investor administrative services.
     Net gain on disposal of equipment for the three months ended March 31, 2011 was $539,932, an increase of $7,877, or 2%, when compared to the corresponding period of 2010. The increase in the net gain was due to the combined effect of lower net book values for the containers sold in 2011 compared to those sold in 2010, and an increase in the proceeds realized per container.
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
     In March 2011, the Partnership commenced its 18th year of operations and continued its liquidation phase. At March 31, 2011, approximately 25% of the original equipment remained in the Partnership’s fleet. Future periods are expected to generate diminishing results as the Partnership’s smaller fleet now has a greater impact on its operations than global economic growth and container trade. CCC will take several factors into consideration when examining options for the timing of the disposal of the containers and the ultimate termination of the Partnership. These factors include the level of net lease revenue generated by the diminishing fleet, the level of costs relative to this revenue, projected disposal proceeds on the disposition of the Partnership’s containers, overall market conditions and any foreseeable changes in other general and administrative expenses. During the first half of 2011, CCC may distribute a request for proposal (“RFP”) to prospective third-party container buyers. A RFP would seek to determine any interest such parties may have in purchasing the remaining containers owned by the Partnership. CCC will not make a decision relating to the final liquidation of the Partnership until any such proposals have been received and fully evaluated. If a decision is made to liquidate the Partnership, the distribution of cash from operations or sales proceeds may be suspended while the liquidation of the remaining containers in the fleet is evaluated. This is to ensure that sufficient cash reserves will be available for expenses relating to the final liquidation and subsequent dissolution of the Partnership. CCC would make one or more liquidating distributions to the Limited Partners on or before the termination of the Partnership, or reinstate the monthly cash distributions should no decision be made to liquidate the fleet in 2011. Upon the liquidation of the Partnership, CCC shall contribute to the Partnership, if necessary, an amount equal to the lesser of the deficit balance in its capital account at the time of such liquidation, or 1.01% of the excess of the limited partners’ capital contributions to the Partnership over the capital contributions previously made to the Partnership by CCC, after giving effect to the allocation of income or loss arising from the liquidation of the Partnership’s assets.
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
     At March 31, 2011, the Partnership had $2,801,617 in cash, an increase of $768 from cash balances at December 31, 2010. As of March 31, 2011, the Partnership held its cash on deposit in an operating bank account. The Partnership reviews its investment strategy for cash balances on a periodic basis and will invest in short-term, interest bearing accounts as appropriate.
     Cash from Operating Activities: Net cash provided by operating activities, primarily generated by net lease revenue receipts, was $370,823 for the three months ended March 31, 2011, compared to $259,279 for the same three-month period in 2010.
     Cash from Investing Activities: Net cash provided by investing activities was $751,220 during the three months ended March 31, 2011, compared to $844,819 in the corresponding period of 2010. These amounts represent sales proceeds generated from the sale of container rental equipment.
     Cash from Financing Activities: Net cash used in financing activities was $1,121,275 for the three months ended March 31, 2011, compared to $1,431,137 for the corresponding period in 2010. These amounts represent distributions to the Partnership’s general and limited partners. The Partnership’s continuing container disposals should produce lower operating results, and consequently, lower distributions to its partners in subsequent periods.

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
     The Partnership, in consultation with its audit committee, has reviewed and approved these significant accounting policies which are further described in the Partnership’s December 31, 2010 Annual Report on Form 10-K.
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
     There have not been any changes in the Partnership’s internal control over financial reporting identified in connection with Management’s Report in the Partnership’s December 31, 2010 Annual Report on Form 10-K that occurred during the Partnership’s first quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
Item 1A. Risk Factors
There are no material changes from the risk factors as disclosed under Item 1A of Part I in the Partnership’s December 31, 2010 Annual Report on Form 10-K.
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

Date: May 13, 2011

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