Form 10-Q
period 2011-06-30
CRONOS GLOBAL INCOME FUND XV LP
filed 2011-08-12
CIK 912605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

CRONOS GLOBAL INCOME FUND XV, L.P.
Report on Form 10-Q for the Quarterly Period
Ended June 30, 2011

PART I — FINANCIAL INFORMATION
Item 1.   Financial Statements
Presented herein are Cronos Global Income Fund XV, L.P.’s (the “Partnership”) condensed balance sheets as of June 30, 2011 and December 31, 2010, condensed statements of income for the three and six months ended June 30, 2011 and 2010, and condensed statements of cash flows for the six months ended June 30, 2011 and 2010 (collectively the “Financial Statements”), prepared by the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. These Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010. These Financial Statements reflect, in the opinion of the Partnership and Cronos Capital Corp., the general partner, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The statements of income for such interim periods are not necessarily indicative of the results for the full year.

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

CRONOS GLOBAL INCOME FUND XV, L.P.
Condensed Balance Sheets
(Unaudited)

	June 30,	December 31,
	2011	2010
Assets

Current assets:
Cash	$2,337,549	$2,800,849
Net lease receivables due from Leasing Agent	627,869	544,910
Direct financing lease receivable, due from Leasing Agent within one year, net	—	48,249
Direct financing lease receivable held for sale, net	192,134	—
Container rental equipment held for sale, net of accumulated depreciation	3,254,802	—

Total current assets	6,412,354	3,394,008

Direct financing lease receivable, due from Leasing Agent after one year, net	—	163,707

Container rental equipment, at cost	—	32,577,888
Less accumulated depreciation	—	(28,921,085)

Net container rental equipment	—	3,656,803

Total assets	$6,412,354	$7,214,518

Partners’ Capital

Partners’ capital:
General partner	$13,117	$21,365
Limited partners	6,399,237	7,193,153

Total partners’ capital	$6,412,354	$7,214,518

The accompanying notes are an integral part of these condensed financial statements.

CRONOS GLOBAL INCOME FUND XV, L.P.
Condensed Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Net lease revenue from Leasing Agent	$455,973	$497,957	$921,024	$956,031

Other operating income (expenses):
Depreciation	(37,916)	(209,158)	(116,539)	(530,167)
Other general and administrative expenses	(86,576)	(89,028)	(182,174)	(187,590)
Net gain on disposal of equipment	466,344	435,023	1,006,276	967,077

	341,852	136,837	707,563	249,320

Net income	$797,825	$634,794	$1,628,587	$1,205,351

Allocation of net income:
General partner	$22,885	$26,427	$38,647	$48,436
Limited partners	774,940	608,367	1,589,940	1,156,915

	$797,825	$634,794	$1,628,587	$1,205,351

Limited partners’ per unit share of net income	$0.11	$0.09	$0.22	$0.16

The accompanying notes are an integral part of these condensed financial statements.

CRONOS GLOBAL INCOME FUND XV, L.P.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2011	2010
Net cash provided by operating activities	$741,130	$769,642

Cash flows from investing activities:
Proceeds from sale of container rental equipment	1,226,320	1,411,632

Cash flows from financing activities:
Distributions to general partner	(46,894)	(52,801)
Distributions to limited partners	(2,383,856)	(2,592,442)

Net cash used in financing activities	(2,430,750)	(2,645,243)

Net decrease in cash	(463,300)	(463,969)

Cash at the beginning of the period	2,800,849	2,103,099

Cash at the end of the period	$2,337,549	$1,639,130

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

One of the principal investment objectives of the Partnership was to lease its containers for ten to fifteen years, and then to dispose of them and liquidate. In March 2011, the Partnership commenced its 18th year of operations. Through occasional sales, retirements and casualty losses, the Partnership had sold or disposed of approximately 76% of its container fleet (measured on a TEU-basis) as of June 30, 2011. With the reduction in the size of the Partnership’s container fleet, the administrative expenses incurred by the Partnership, as a percent of its gross revenues, has increased. For these reasons, CCC, as the general partner, concluded that it would be in the best interest of the Partnership and its limited partners to sell its remaining containers in bulk.

CCC distributed a request for proposal (“RFP”) on May 31, 2011 to various third parties seeking their interest in purchasing the Partnership’s remaining containers. The RFP solicited bids for the Partnership’s remaining on-hire and off-hire containers subject to master lease and term lease (“Operating Containers”), and certain containers subject to direct financing leases.

On August 1, 2011, the Partnership sold 9,055 units of its remaining containers and its direct financing lease receivables for $11,087,439 in cash. The Partnership reported on the sale in its Current Report on Form 8-K with an event date of August 1, 2011 and hereby incorporates by reference the 8-K report on the sale in this report. With the completion of this sale of containers, the Partnership has now resolved to wind up and dissolve. CCC will proceed with the orderly liquidation of the Partnership, the payment of its remaining liabilities, and the distribution of the net proceeds of the Partnership’s liquidation to the general and limited partners.

The Partnership is suspending further cash distributions from operations and sales proceeds. The Partnership will make one liquidating distribution to the limited partners of the Partnership, representing the net proceeds generated from the sale of the Partnership’s containers and its remaining assets, after payment or reservation for payment of the Partnership’s remaining liabilities. The liquidating distribution is expected to be made on or about September 15, 2011 to limited partners of record on August 1, 2011. CCC is not prepared at this time to estimate the amount of the final distribution, pending disposal of the Fund’s remaining containers and completion of an accounting review of the Fund’s remaining liabilities to be discharged prior to the Fund’s termination.

CCC anticipates that the Partnership will complete its liquidation no later than September 30, 2011 and de-register the Partnership’s outstanding limited partnership units under the Securities Exchange Act of 1934, as amended, thereby terminating the Partnership’s obligation to file further periodic reports under the Exchange Act with the SEC.

CRONOS GLOBAL INCOME FUND XV, L.P.
Notes to Unaudited Condensed Financial Statements
(1)	Summary of Significant Accounting Policies (continued)
(a)	Nature of Operations (continued)

The Partnership’s operations are subject to economic, political and business risks inherent in a business environment. The Partnership believes that the profitability of, and risks associated with, leases to foreign customers are generally the same as those to domestic customers. The Partnership’s leases generally require all payments to be made in United States dollars.

(b)	Leasing Agent

The Partnership and the Leasing Agent have entered into an agreement (the “Leasing Agent Agreement”) whereby the Leasing Agent manages the leasing operations for all equipment owned by the Partnership. In addition to responsibility for leasing and re-leasing the equipment to ocean carriers, the Leasing Agent disposes of the containers at the end of their useful economic life and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Agent to use the containers owned by the Partnership, together with other containers owned or managed by the Leasing Agent and its affiliates, as part of a single fleet operated without regard to ownership. The Leasing Agent Agreement generally provides that the Leasing Agent will make payments to the Partnership based upon rentals collected from ocean carriers after deducting direct operating expenses and management fees due both to CCC and the Leasing Agent. With the sale of the Partnership’s container fleet, as described under “Nature of Operations” above, the Leasing Agent Agreement has been terminated.

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

(e)	Container Rental Equipment and Container Rental Equipment Held for Sale

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

At June 30, 2011, the Partnership’s Operating Containers were identified as held for sale. CCC and the Partnership evaluated the recoverability of the carrying value of the containers, now classified as held for sale, taking into consideration the sales price for the on-hire containers reflected by the various bids received in response to the RFP and the projected future cash flows for the remaining off-hire rental equipment containers. It was concluded that the estimated market value of these containers was higher than the carrying value. As a result of this evaluation, CCC and the Partnership determined impairment charges were not required for the three- and six-month periods ended June 30, 2011. Additionally, depreciation of these containers ended as of the date of this

CRONOS GLOBAL INCOME FUND XV, L.P.
Notes to Unaudited Condensed Financial Statements
(1)	Summary of Significant Accounting Policies (continued)
(e)	Container Rental Equipment and Container Rental Equipment Held for Sale (continued)

reclassification. There were also no impairment charges for the three- and six-month periods ended June 30, 2010.

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

CRONOS GLOBAL INCOME FUND XV, L.P.
Notes to Unaudited Condensed Financial Statements
(2)	Net Lease Receivables Due from Leasing Agent

Net lease receivables due from Leasing Agent at June 30, 2011 and December 31, 2010 comprised:

	June 30,	December 31,
	2011	2010
Gross lease receivables	$887,243	$1,076,823
Less:
Direct operating expenses payable	155,397	413,926
Base management fees payable	33,685	41,986
Reimbursable administrative expenses payable	11,330	12,464
Allowance for doubtful accounts	58,962	63,537

Net lease receivables due from Leasing Agent	$627,869	$544,910

Included within the amount of gross lease receivables are $65,418 and $242,537 in respect of amounts owed by the Leasing Agent in relation to disposal related invoices at June 30, 2011 and December 31, 2010, respectively.

At June 30, 2011, $1,557 of doubtful debt provision was released and at December 31, 2010, $1,309 was recorded as doubtful debt expense. In addition, $192 and $443 were written off in the three months ended June 30, 2011 and 2010, respectively. In the six months ended June 30, 2011 and 2010, respectively, $3,018 and $446 were written-off.
(3)	Net Lease Revenue
Net lease revenue for the three and six month period ended June 30, 2011 and 2010 was as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Gross lease revenue	$540,185	$632,526	$1,089,980	$1,300,354

Interest income from sales-type and direct finance leases	43,537	48,260	84,906	92,066
Less:
Direct operating expenses	52,246	97,389	100,662	252,862
Base management fees	40,510	46,206	81,578	94,006
Reimbursed administrative expenses
Salaries	25,868	30,140	50,138	67,133
Other payroll related expenses	3,797	2,284	9,540	7,184
General and administrative expenses	5,328	6,810	11,944	15,204

	127,749	182,829	253,862	436,389

Net lease revenue	$455,973	$497,957	$921,024	$956,031

CRONOS GLOBAL INCOME FUND XV, L.P.
Notes to Unaudited Condensed Financial Statements
(4)	Operating Segment

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

A summary of gross lease revenue earned by each Partnership container type for the periods ended June 30, 2011 and 2010 follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Dry cargo containers	$415,352	$493,099	$834,270	$1,017,475
Refrigerated containers	4,897	14,611	9,635	26,867
Tank containers	119,936	124,816	246,075	256,012

Total	$540,185	$632,526	$1,089,980	$1,300,354

Due to the Partnership’s lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, the Partnership believes that it does not possess discernible geographic reporting segments.
(5)	Limited Partners’ Capital

Cash distributions made to the limited partners for the six-month period ended June 30, 2011 and 2010 were as follows:

	Six Months Ended
	June 30,	June 30,
	2011	2010
Cash distributions from operations	$536,366	$625,762
Cash distributions from sales proceeds	1,847,490	1,966,680

Total cash distributions	$2,383,856	$2,592,442

These distributions are used in determining “Adjusted Capital Contributions” as defined by the Partnership Agreement.
The limited partners’ per unit share of capital was $0.89 at June 30, 2011 and $1.01 at December 31, 2010, respectively. This is calculated by dividing the limited partners’ capital at the end of June 30, 2011 and December 31, 2010 by 7,151,569, the total number of outstanding limited partnership units.

CRONOS GLOBAL INCOME FUND XV, L.P.
Notes to Unaudited Condensed Financial Statements
(6)	Subsequent Event

As reported under Item (1)(a) (“Nature of Operations”) above, on August 1, 2011, the Partnership sold 9,055 units of its remaining containers and its direct financing lease receivables for $11,087,439 in cash. As of June 30, 2011, the book value of these containers and direct financing lease receivables was $3,446,936. The sale was reported by the Partnership in its 8-K Report, with an event date of August 1, 2011.

With the completion of this sale of containers, the Partnership has now resolved to wind up and dissolve. See Note 1(a), herein, for further discussions.

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
     The following table summarizes the composition of the Partnership’s operating lease fleet based on container type, and is measured in twenty foot equivalent units (TEUs) at June 30, 2011:

	Dry Cargo	Refrigerated
	Containers	Containers	Tank Containers	Total
Container on lease:
Master lease	7,226	8	54	7,288
Term lease
Short term[1]	3,760	1	43	3,804
Long term[2]	664	1	55	720

	4,424	2	98	4,524

Subtotal	11,650	10	152	11,812
Containers off-hire	100	1	11	112

Total container fleet	11,750	11	163	11,924

1.	Short term leases represent term leases that are either scheduled for renegotiation or that may expire on or before June 2012.

2.	Long term leases represent term leases that will expire after June 2012.

     At June 30, 2011, approximately 24% of the original equipment remained in the Partnership’s operating fleet, compared to approximately 26% at December 31, 2010. The following table details the proportion of the operating lease fleet remaining by product type, and is measured in TEUs:

	Dry Cargo		Refrigerated
	Containers		Containers		Tank Containers		Total
	TEU	%	TEU	%	TEU	%	TEU	%
Total purchases	48,306	100%	663	100%	229	100%	49,198	100%
Less disposals	36,556	76%	652	98%	66	29%	37,274	76%

Remaining fleet at June 30, 2011	11,750	24%	11	2%	163	71%	11,924	24%

Market & Industry Overview
     The utilization rate for the Partnership’s container fleet was 99% at June 30, 2011. The container leasing sector as a whole continued to benefit from strong demand created by growth in global trade and other industry factors. While lease rates remain stable as customers secure equipment to meet their demands, inventory related and activity related direct operating expenses have declined in line with the reduction of inventory of off-hire containers.
     The robust secondary market for used containers has continued into the second quarter of 2011. Strong utilization led to a reduction in containers available for sale. For the quarter, the Partnership disposed of 348 containers, compared to 782 for the same period in 2010. The average disposal proceeds per 20-foot dry cargo container, sold at the end of its economic life, in the second quarter of 2011 increased 69% to $1,420 when compared to the same period of 2010.
     The Partnership’s average fleet size and utilization rates for the six-month period ended June 30, 2011 and 2010 were as follows:

	Six Months Ended
	June 30,	June 30,
	2011	2010
Average fleet size (measured in TEUs)
Dry cargo containers	12,148	15,232
Refrigerated containers	13	34
Tank containers	168	181

Utilization rates for combined fleet
Average for the period	98%	92%
At end of period	99%	98%

Three Months Ended June 30, 2011, Compared to the Three Months Ended June 30, 2010
Overview
     Net income for the three months ended June 30, 2011, was $797,825, an increase of $163,031, or 26%, when compared to the corresponding period in the prior year. The primary reasons for the change in profitability were:
▪	The Partnership experienced stronger market conditions for leased containers; and

▪	Depreciation expense was lower than in the prior year, as the Partnership continued to sell equipment that had reached the end of its useful economic life for maritime leasing.
Analysis & Discussion
     Net lease revenue decreased by $41,984 in the three months ended June 30, 2011 when compared to the corresponding period of 2010. The decrease was primarily due to:
▪	a $92,341, or 15%, reduction in gross lease revenue (a component of net lease revenue), that was attributable to the reduction in the Partnership’s fleet size, partially offset by

▪	a $45,143, or 46%, decline in direct operating expenses as a result of the increase in utilization and corresponding decline in inventories of off-hire equipment, which resulted in a reduction in both activity-related and inventory-related expenses.
     Other components of net lease revenue are interest income from direct financing leases, management fees and reimbursable administrative expenses. Interest income from direct financing leases decreased by $4,723. Management fees and reimbursed administrative expenses decreased by $9,937 when compared to the corresponding period of 2010, a result of the Partnership’s declining fleet size.
     Depreciation expense decreased by $171,242, or 82%, compared to the corresponding period in 2010. This is a direct result of the decline of the size of the Partnership’s fleet and the fact that some of the Partnership fleet is now fully depreciated.
     Other general and administrative expenses were $86,576 for the three-month period ended June 30, 2011, a decrease of $2,452, or 3%, when compared to the same period in 2010. This decrease was primarily attributable to lower fees for printing services.
     Net gain on disposal of equipment for the three months ended June 30, 2011 was $466,344, an increase of $31,321, or 7%, when compared to the corresponding period of 2010. The increase in the net gain was due to the combined effect of lower net book values for the containers sold in 2011 compared to those sold in 2010, and an increase in the proceeds realized per container.
     On August 1, 2011 the Partnership sold 9,055 units of its remaining containers and its direct financing lease receivables for $11,087,439 in cash. See Item (1)(a) above (“Nature of Operations”). This container sale will be the primary contributing factor to net gain or loss on disposals in the subsequent quarter. There were no reductions to the carrying value of container rental equipment due to impairment during the three-month periods ended June 30, 2011 and June 30, 2010.
Six Months Ended June 30, 2011, Compared to the Six Months Ended June 30, 2010
Overview
     Net income for the six months ended June 30, 2011, was $1,628,587, an increase of $423,236, or 35%, when compared to the corresponding period in the prior year. The primary reasons for the change in profitability were:
▪	The Partnership experienced stronger market conditions for leased containers; and

▪	Depreciation expense was lower than in the prior year, as the Partnership continued to sell equipment that had reached the end of its useful economic life for maritime leasing.
Analysis & Discussion
     Net lease revenue decreased by $35,007 in the six months period ended June 30, 2011 when compared to the corresponding period of 2010. The decrease was primarily due to:
▪	a $210,374, or 16%, reduction in gross lease revenue (a component of net lease revenue), that was attributable to the reduction in the Partnership’s fleet size, partially offset by
▪	a $152,200, or 60%, decline in direct operating expenses as a result of the increase in utilization and corresponding decline in inventories of off-hire equipment, which resulted in a reduction in both activity-related and inventory-related expenses.
     Other components of net lease revenue are interest income from direct financing leases, management fees and reimbursable administrative expenses. Interest income from direct financing leases decreased by $7,160. Management fees and reimbursed administrative expenses decreased by $30,327 when compared to the corresponding period of 2010, a result of the Partnership’s declining fleet size.
     Depreciation expense decreased by $413,628, or 78%, compared to the corresponding period in 2010. This is a direct result of the decline of the size of the Partnership’s fleet and the fact that some of the Partnership fleet is now fully depreciated.
     Other general and administrative expenses were $182,174 for the six-month period ended June 30, 2011, a decrease of $5,416, or 3%, when compared to the same period in 2010. This decrease was primarily attributable to lower fees for investor administrative services.
Net gain on disposal of equipment for the six months ended June 30, 2011 was $1,006,276, an increase of $39,199, or 4%, when compared to the corresponding period of 2010. The increase in the net gain was due to the combined effect of lower net book values for the containers sold in 2011 compared to those sold in 2010, and an increase in the proceeds realized per container.
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
     In March 2011, the Partnership commenced its 18th year of operations and had sold or disposed of approximately 78% of its container fleet (measured on a TEU basis). With the reduction in the size of the Partnership’s container fleet, the administrative expenses incurred by the Partnership, as a percent of its gross revenues, has increased. For these reasons, CCC, as the general partner, concluded that it would be in the best interest of the Partnership and its limited partners to sell its remaining containers in bulk.
     CCC distributed a request for proposal (“RFP”) on May 31, 2011 to various third parties seeking their interest in purchasing the Partnership’s remaining containers. On August 1, 2011, the Partnership sold 9,055 units of its remaining containers and direct its financing lease receivables for $11,087,439 in cash. The Partnership reported on the sale in its Current Report on Form 8-K with an event date of August 1, 2011, and hereby incorporates by reference this 8-K report on the sale in this report.

     With the completion of this sale of containers, the Partnership has now resolved to wind up and dissolve. CCC will proceed with the orderly liquidation of the remaining assets of the Partnership, with the proceeds thereof distributed as follows: (i) all of the Partnership’s debts and liabilities to persons other than CCC or the limited partners shall be paid and discharged; (ii) all of the Partnership’s debts and liabilities to CCC and the limited partners shall be paid and discharged; and (iii) the balance of such proceeds shall be distributed to CCC and the limited partners in accordance with the positive balances of CCC and the limited partners’ capital accounts. CCC shall contribute to the Partnership, if necessary, an amount equal to the lesser of the deficit balance in its capital account at the time of such liquidation, or 1.01% of the excess of the Limited Partners’ capital contribution to the Partnership over the capital contributions previously made to the Partnership by CCC, after giving effect to the allocation of income or loss arising from the liquidation of the Partnership’s assets.
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
     The Partnership will make one liquidating distribution to the limited partners of the Partnership, representing the net proceeds generated from the sale of the Partnership’s containers and the Partnership’s remaining assets, after payment or reservation for payment of the Partnership’s remaining liabilities. The liquidating distribution is expected to be made on or about September 15, 2011 to limited partners of record on August 1, 2011. CCC is not prepared at this time to estimate the amount of the final distribution, pending disposal of the Fund’s remaining containers and completion of an accounting review of the Fund’s remaining liabilities to be discharged prior to the Fund’s termination.
     CCC anticipates that the Partnership will complete its liquidation no later than September 30, 2011 and de-register the Partnership’s outstanding limited partnership units under the Securities Exchange Act of 1934, as amended, thereby terminating the Partnership’s obligation to file further periodic reports under the Exchange Act with the SEC.
     At June 30, 2011, the Partnership had $2,337,549 in cash, a decrease of $463,300 from cash balances at December 31, 2010. As of June 30, 2011, the Partnership held its cash on deposit in an operating bank account. The Partnership reviews its investment strategy for cash balances on a periodic basis and will invest in short-term, interest bearing accounts as appropriate.
     Cash from Operating Activities: Net cash provided by operating activities, primarily generated by net lease revenue receipts, was $741,130 for the six months ended June 30, 2011, compared to $769,642 for the same six-month period in 2010.

     Cash from Investing Activities: Net cash provided by investing activities was $1,226,320 during the six months ended June 30, 2011, compared to $1,411,632 in the corresponding period of 2010. These amounts represent sales proceeds generated from the sale of container rental equipment.
     Cash from Financing Activities: Net cash used in financing activities was $2,430,750 for the six months ended June 30, 2011, compared to $2,645,243 for the corresponding period in 2010. These amounts represent distributions to the Partnership’s general and limited partners.

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

     There have not been any changes in the Partnership’s internal control over financial reporting identified in connection with Management’s Report in the Partnership’s December 31, 2010 Annual Report on Form 10-K that occurred during the Partnership’s second quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Not applicable.
Item 1A. Risk Factors
There are no material changes from the risk factors as disclosed under Item 1A of Part I in the Partnership’s December 31, 2010 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. [Removed and Reserved]
Item 5. Other Information
     Not applicable.
Item 6. Exhibits
(a)	Exhibits

Exhibit
No.		Description	Method of Filing
3	(a)	Limited Partnership Agreement, amended and restated as of December 15, 1993	*

3	(b)	Certificate of Limited Partnership	**

10		Form of Leasing Agent Agreement with Cronos Containers Limited	***

31.1		Rule 13a-14 Certification	Filed with this document

31.2		Rule 13a-14 Certification	Filed with this document

32		Section 1350 Certification	Filed with this document ****

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Partnership dated December 17, 1993, included as part of Registration Statement on Form S-1 (No. 33-69356)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-69356)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-69356)

****	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

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
Frank P. Vaughan
Chief Financial Officer and Director of Cronos Capital Corp. (“CCC”) Principal Financial and Accounting Officer of CCC

Date: August 12, 2011

EXHIBIT INDEX

Exhibit
No.		Description	Method of Filing

3	(a)	Limited Partnership Agreement, amended and restated as of December 15, 1993	*

3	(b)	Certificate of Limited Partnership	**

10		Form of Leasing Agent Agreement with Cronos Containers Limited	***

31.1		Rule 13a-14 Certification	Filed with this document

31.2		Rule 13a-14 Certification	Filed with this document

32		Section 1350 Certification	Filed with this document ****

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Partnership dated December 17, 1993, included as part of Registration Statement on Form S-1 (No. 33-69356)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-69356)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-69356)

****	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.